Form 10QSB
WATERMARC FOOD MANAGEMENT CO
filed 1996-05-20
CIK 884131

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended                   March 31, 1996
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                    to
                              --------------------  ----------------------------

Commission File Number:    0-20143
                       ---------------------------------------------------------

                        Watermarc Food Management Co.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Texas                                        74-2605598
-------------------------------      ------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



10777 Westheimer, Suite 1030                Houston, Texas           77042
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                                (713) 783-0500
--------------------------------------------------------------------------------
                        (Registrant's telephone number)

          N/A           (Former name, former address and former fiscal year, if
------------------------
changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  /X/      No  / /

As of March 31, 1996, the registrant had 13,228,296 shares of its common stock and 329,540 shares of its preferred stock outstanding, respectively.

                         WATERMARC FOOD MANAGEMENT CO.

                                     INDEX




PART I.          FINANCIAL INFORMATION                                                PAGE NO.
                                                                                      --------
         ITEM 1.          FINANCIAL STATEMENTS

                          Balance Sheets -                                                2
                          March 31, 1996 and July 2, 1995

                          Statements of Operations -                                      3
                          Thirteen Weeks Ended
                          March 31, 1996 and April 2, 1995

                          Statements of Operations -                                      4
                          Thirty-Nine Weeks Ended
                          March 31, 1996 and April 2, 1995

                          Statements of Cash Flows -                                      5
                          Thirty-Nine Weeks Ended
                          March 31, 1996 and April 2, 1995

                          Notes to Condensed Consolidated Financial Statements            6

         ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND RESULTS OF
                          OPERATIONS                                                      9


PART II.         OTHER INFORMATION

                          NONE

                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   MARCH 31, 1996     JULY 2, 1995
                                                   --------------     ------------
               ASSETS

Current assets:
     Cash and cash equivalents                           $136,684       $2,101,729
     Accounts receivable, trade                           265,592          106,385
     Accounts receivable from affiliates                  638,787          289,982
     Inventories                                          604,172          435,866
     Note receivable                                       73,500           80,000
     Prepaid expenses and other current assets            576,896          302,953
                                                   --------------     ------------

          Total current assets                          2,295,631        3,316,915

Property and equipment, net                             9,201,131        6,394,512
Notes and accounts receivable from affiliates           2,217,784        2,217,784
Intangible assets, net                                 11,965,819        4,878,624
Other assets                                              351,130          864,409
                                                   --------------     ------------

                                                      $26,031,495      $17,672,244
                                                   ==============     ============


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                           $3,057,872       $2,655,001
     Accrued liabilities                                3,193,746        2,999,133
     Current portion of long-term debt and
          capital lease obligations                     4,026,296        4,880,015
                                                   --------------     ------------

          Total current liabilities                    10,277,914       10,534,149

Long-term debt, less current portion                    7,305,790        1,708,654
Capital lease obligations, less current portion            37,185           42,245
Subordinated debentures                                   217,000          217,000
Deferred rent                                             291,416          291,416

Commitments and contingencies

Stockholders' equity:
     Preferred stock                                      329,540          329,540
     Common stock                                         661,415          555,601
     Additional paid-in capital                        26,282,316       23,442,645
     Accumulated deficit                              (19,371,081)     (19,449,006)
                                                   --------------     ------------
          Total stockholders' equity                    7,902,190        4,878,780
                                                   --------------     ------------

                                                      $26,031,495      $17,672,244
                                                   ==============     ============




See notes to condensed consolidated financial statements (unaudited).

                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      13 WEEKS ENDED
                                                            MARCH 31, 1996      APRIL 2, 1995
                                                            --------------     --------------
Revenues                                                       $10,118,214         $8,948,210
                                                            --------------     --------------

Costs and expenses:
     Cost of revenues                                            3,121,995          2,857,152
     Other restaurant operations                                 5,710,491          5,118,652
     Selling, marketing and distribution                           208,970            186,006
     General and administrative                                    518,662            461,633
     Depreciation and amortization                                 636,044            549,331
                                                            --------------     --------------

          Total costs and expenses                              10,196,162          9,172,774
                                                            --------------     --------------

Income (loss) from operations                                      (77,948)          (224,564)

Non-operating income (expense):
     Interest income                                                30,760             23,640
     Interest expense                                             (258,665)          (186,974)
     Other, net                                                    208,963             42,083
                                                            --------------     --------------

          Total non-operating income (expense)                     (18,942)          (121,251)
                                                            --------------     --------------

Income (loss) before income taxes and extraordinary item           (96,890)          (345,815)

Income taxes                                                          --                 --
                                                            --------------     --------------


Net income (loss)                                                 ($96,890)         ($345,815)

Preferred stock dividends                                           74,732             74,732
                                                            --------------     --------------

Net income (loss) less preferred stock dividends                 ($171,622)         ($420,547)
                                                            ==============     ==============



Net earnings (loss) per common share                                ($0.01)            ($0.05)
                                                            ==============     ==============

Weighted average common and common equivalent
     shares outstanding                                         12,662,160          9,289,545
                                                            ==============     ==============



See notes to condensed consolidated financial statements (unaudited).

                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    39 WEEKS ENDED
                                                            MARCH 31, 1996     APRIL 2, 1995
                                                            --------------     -------------
Revenues                                                       $28,003,586       $27,988,290
                                                            --------------     -------------

Costs and expenses:
     Cost of revenues                                            8,695,945         8,780,368
     Other restaurant operations                                14,868,223        15,781,255
     Selling, marketing and distribution                         1,057,191           812,373
     General and administrative                                  1,786,013         2,202,427
     Depreciation and amortization                               1,554,489         1,452,120
                                                            --------------     -------------

          Total costs and expenses                              27,961,861        29,028,543
                                                            --------------     -------------

Income (loss) from operations                                       41,725        (1,040,253)

Non-operating income (expense):
     Interest income                                               126,724            93,975
     Interest expense                                             (578,039)         (557,136)
     Other, net                                                    487,515           156,322
                                                            --------------     -------------

          Total non-operating income (expense)                      36,200          (306,839)
                                                            --------------     -------------

Income (loss) before income taxes and extraordinary item            77,925        (1,347,092)

Income taxes                                                          --                --
                                                            --------------     -------------

Income (loss) before extraordinary item                             77,925        (1,347,092)

Extraordinary item - gain on extinguishment of debt                   --             455,579
                                                            --------------     -------------

Net income (loss)                                                   77,925          (891,513)

Preferred stock dividends                                          223,030           222,980
                                                            --------------     -------------

Net income (loss) less preferred stock dividends                 ($145,105)      ($1,044,501)
                                                            ==============     =============

Earnings (loss) per common share before
     extraordinary item                                             ($0.01)           ($0.17)

Extraordinary item per common share                                   --               $0.05
                                                            --------------     -------------

Net earnings (loss) per common share                                ($0.01)           ($0.12)
                                                            ==============     =============


Weighted average common and common equivalent
     shares outstanding                                         11,650,166         9,027,859
                                                            ==============     =============








See notes to condensed consolidated financial statements (unaudited).

                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      39 WEEKS ENDED
                                                             MARCH 31, 1996     APRIL 2, 1995
                                                             --------------     -------------
Operating activities:
     Net income (loss) for the period                               $77,925         ($891,513)
     Adjustments to reconcile net income (loss) to
                   net cash used in operating activities:
           Depreciation and amortization                          1,420,792         1,386,449
           Amortization of debt issue costs                         133,697            65,671
     Changes in assets and liabilities:
           Accounts receivable, trade                              (259,206)          260,008
           Accounts receivable from affiliates                     (348,805)          (88,104)
           Inventories                                              (81,080)          104,529
           Prepaid expenses and other current assets               (236,927)         (391,678)
           Accounts payable and accrued liabilities                (448,243)       (2,933,161)
           Accounts payable to affiliates                              --            (195,000)
           Other assets                                             623,903           (36,023)
                                                             --------------     -------------

     Net cash used in operating activities                          882,056        (2,718,822)
                                                             --------------     -------------

Investing activities:
     Purchase of property and equipment                          (1,654,003)         (723,661)
     Repayment of notes receivable                                    6,500           817,050
     Repayment of receivable from affiliate                            --              20,817
     Cost of acquisitions, net of cash acquired                  (8,883,437)             --
                                                             --------------     -------------

     Net cash provided by (used in) investing activities        (10,530,940)          114,206
                                                             --------------     -------------

Financing activities:
     Net proceeds from borrowings                                 6,537,073         3,252,697
     Net proceeds from issuance of common stock                   2,945,482         1,667,476
     Payments on notes payable to affiliates                       (665,000)             --
     Payments on other borrowings                                (1,128,656)       (2,744,333)
     Payments on capital lease obligations                           (5,060)          (44,972)
                                                             --------------     -------------

     Net cash provided by (used in) financing activities          7,683,839         2,130,868
                                                             --------------     -------------

Net (decrease) increase in cash and cash equivalents             (1,965,045)         (473,748)

Cash and cash equivalents, beginning of period                    2,101,729           531,710
                                                             --------------     -------------

Cash and cash equivalents, end of period                           $136,684           $57,962
                                                             ==============     =============



See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

    ORGANIZATION

    Watermarc Food Management Co. (The "Company"), formerly Billy Blues Food Corporation, owns and operates restaurants under the names "Billy Blues"; "Marco's Mexican Restaurants"; "Longhorn Cafe"; "Pete's Barbecue"; "Hotspurs"; and "The Original Pasta Co". All but the Billy Blues restaurant are operated by wholly-owned subsidiaries of the Company. The Company also produces and markets two brands of barbecue sauce, "Billy Blues Barbecue Sauce" and "Chris' & Pitt's Bar-B-Que Sauce". Both are marketed to supermarkets, other retail stores and food service outlets.

    The Company purchased The Original Pasta Co. restaurants effective January 26, 1996. (See Notes 4 and 5).

    BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information furnished herein reflects all the adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.

    The financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company incurred losses of approximately $8.4 million for the fiscal year ended July 3, 1994 and $7.0 million for the fiscal year ended July 2, 1995. The report of the Company's Independent Certified Public Accountants accompanying the financial statements for the fiscal year ended July 2, 1995 contains an explanatory paragraph describing the uncertainty as to the ability of the Company to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital, to refinance its debt and to continue to maintain profitability. The results of operations for the 39 weeks ended March 31, 1996 may not be indicative of the results for the full fiscal year.

  Management's plans include the following:

    o Eliminating unprofitable restaurants, which was achieved in late fiscal 1995.

    o Increasing revenues in existing restaurants by remodeling certain Marco's Mexican Restaurants and by improving marketing programs and customer service.

    o Increasing revenues from the sale of food products by reinforcing existing markets, expanding distribution to new market areas, introducing more aggressive marketing programs, adding methods of distribution and developing new products.

    o    Opening new restaurants.

    o    Acquiring profitable restaurants.

    o    Reducing operating expenses through improved cost controls.

    o    Continuing to reduce general and administrative expenses.

    o    Obtaining additional financing.

    o    Refinancing existing debt.

2.  CONTINGENCIES:

    Effective in 1992, the Company voluntarily discontinued its workers' compensation coverage in the state of Texas. The Company anticipates that the ultimate expense of representing itself and settling claims will be less than the cost of insurance. The Company intends to vigorously defend and pursue all unreasonable claims. Management does not believe that any existing claims will have a material adverse impact on the financial position, results of operations, or cash flows of the Company.

    The Company is currently involved in a lawsuit related to alleged wrongful termination and the plaintiff is suing for $500,000 in actual damages and $1,000,000 in punitive damages. The Company is also involved in various other lawsuits arising in the ordinary course of its business. Management believes that the resolution of these matters will not have a material adverse impact on the financial position, results of operations or cash flows of the Company.


3.  RECENT ACCOUNTING STANDARDS:

    On July 3, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The adoption of these accounting standards did not materially impact the Company's financial statements. The Company has not as yet made an election as to which alternative to adopt under SFAS No. 123 "Accounting For Stock-Based Compensation" nor has management determined the impact of each alternative on the Company's financial statements. SFAS No. 123 will be effective for the Company beginning with its fiscal year ending June 29, 1997.


4.  RELATED PARTY TRANSACTIONS:

    In September of 1995, the Company's Board of Directors approved the acquisition of all the issued and outstanding shares of The Original Pasta Co., a Texas corporation which owned and operated a chain of ten Italian restaurants in Houston, Texas ("Pasta Co."), from Ghulam M. Bombaywala, the sole stockholder of Pasta Co. (The "Stockholder"). Mr. Bombaywala is also a director, the Chief Executive Officer and principal shareholder of the Company. The Company, the Stockholder and Pasta Co. then entered into an Agreement and plan of Merger which provided for the merger of Pasta Co. with and into the Company (the "Merger").

    Although not required by law, the Board of Directors of the Company elected to submit the Merger to its independent shareholders for approval at its Annual Meeting of Shareholders held on January 9, 1996. Mr. Bombaywala, who owned 4,620,000 shares of the Company's common stock, or 41.6%, agreed not to vote on the Merger at the Annual Meeting. At such meeting, the independent shareholders voted in favor of the Merger and the Merger became effective on January 26, 1996 (the "Effective Date"). In consideration for his shares, the Stockholder received 1,666,667 shares of common stock of the Company and two promissory notes in the aggregate principal amount of $3,750,000. As a part of the merger agreement, the Company was granted the right to manage Pasta Co. and received a management fee of three percent of the gross revenues of Pasta Co. from September 1995 through the Effective Date.

    Until April 1, 1996, the Company was obligated under a long-term lease commitment associated with a closed Billy Blues restaurant located in Denver, Colorado. At such time, as incentive for being relieved of such obligation, the Company transferred the fixed assets of the restaurant to a limited partnership of which the general partner is an unaffiliated third party. As additional incentive to such general partner, Ghulam M. Bombaywala, Director, Chief Executive Officer and principal shareholder of the Company and Angelo Pitillo, Director, President and Chief Operating Officer of the Company, invested in the partnership as limited partners. The limited partnership will operate the restaurant under another name and not as a Billy Blues restaurant.

5.  BUSINESS COMBINATIONS:

    Effective January 26, 1996, the Company acquired all of the outstanding common stock of The Original Pasta Co. (Pasta Co.). The purchase price was $6,666,667, consisting of $3,750,000 of notes and the issuance of 1,666,667 shares of the Company's common stock valued at $2,916,667. The acquisition has been accounted for as a purchase and, accordingly, the assets and liabilities of Pasta Co. have been recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is reported as goodwill and is being amortized over 15 years.

    The statement of operations includes the results of Pasta Co. from the date of acquisition. The following table summarizes the unaudited pro forma results of operations of the Company as if the acquisition had occurred at the beginning of each period presented:

                                                     39 WEEKS ENDED
                                             ----------------------------------------
                                             MARCH 31, 1996            APRIL 2, 1995
                                             --------------            -------------
     Revenues                                 $33,751,493            $  32,385,267
     Net loss                                 $  (899,069)           $  (1,480,996)
     Net loss per common share                $      (.07)           $        (.14)


6.  ISSUANCE OF COMMON STOCK:

    In December of 1995, the Company issued 225,000 shares of common stock in settlement of a lawsuit which alleged breach of contract in relation to a lease.

    In January of 1996, the Company issued 112,603 shares of common stock as payment of a dividend to Preferred Stockholders.

    Also in January of 1996, the Company issued 1,666,667 shares of common stock in connection with the acquisition of The Original Pasta Co. (See
    Note 4).

    In February 1996, the Company issued 112,000 shares of common stock valued at approximately $168,000 in settlement of accounts payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INTRODUCTION

    The Company utilizes a 52 - 53 week fiscal year which ends on the Sunday closest to June 30. References to the third quarter of fiscal years 1996 and 1995 are to the thirteen week periods ended March 31, 1996 and April 2, 1995 respectively. References to the first three quarters of fiscal years 1996 and 1995 are to the thirty-nine week periods ending on those same dates.

    Effective January 26, 1996, the Company acquired The Original Pasta Co. which operated a chain of ten restaurants (the "Pasta Co. Restaurants"). The acquisition was accounted for as a purchase, and no revenues or expenses are reported for past periods. Cost percentages for the acquired restaurants are similar to those of the Company's existing restaurant operations.


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 2, 1995 COMPARED TO THE
    THIRTEEN WEEKS ENDED MARCH 31, 1996.

    REVENUES. Total revenues increased $1,170,004 or 13.1% to $10,118,214 for the third quarter of fiscal 1996 as compared to $8,948,210 for the third quarter of fiscal 1995. Revenues attributable to the Pasta Co. Restaurants were $1,838,906. Remaining revenues decreased by $668,902 due to the closing or sale of four Billy Blues restaurants and one Longhorn Cafe restaurant, partially offset by the opening of three new Marco's Mexican Restaurants.

    COSTS AND EXPENSES. Total cost of revenues decreased to 30.9% of revenues in 1996 as compared to 31.9% of revenues in 1995. The decline is due to operational efficiencies introduced by management.

    Restaurant operations include all other unit-level operating expenses, comprised principally of labor, supplies, rent, utilities, repairs and maintenance, and other direct expenses. As a percentage of restaurant revenues, these costs decreased from 57.2% of revenues in fiscal 1995 to 56.4% of revenues in fiscal 1996 due to disproportionally higher expenses associated with the Billy Blues restaurants which were sold or closed.

    Selling, marketing and distribution expenses increased by $22,964 primarily due to the acquisition of the Pasta Co. Restaurants.

    General and administrative expenses increased by $57,029 primarily due to the acquisition of the Pasta Co. Restaurants.

    Depreciation and amortization increased by $86,713 primarily due to the acquisition of the Pasta Co. Restaurants.

    NON-OPERATING INCOME (EXPENSE). Interest expense increased by $71,691 due to interest accrued on notes payable associated with the acquisition of the Pasta Co. Restaurants, partially offset by reductions in other interest bearing debt.

    Other income increased by $166,880 primarily due to a gain of approximately $150,000 on the sale of a Longhorn Cafe restaurant in February, 1996.

    NET INCOME. As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company showed a net loss of $96,890 for the third quarter of fiscal 1996 compared to a net loss of $345,815 for the third quarter of fiscal 1995.

THIRTY-NINE WEEKS ENDED MARCH 31, 1996 COMPARED TO THE
    THIRTY-NINE WEEKS ENDED APRIL 2, 1995.

    REVENUES. Total revenues increased by $15,296 to $28,003,586 for the first three quarters of fiscal 1996 from $27,988,290 for the first three quarters of fiscal 1995. Revenues attributable to the Pasta Co. Restaurants were $1,838,906. Remaining revenues decreased by $1,823,610 due to the closing or sale of four Billy Blues restaurants and one Longhorn Cafe restaurant partially offset by the opening of three new Marco's Mexican Restaurants.

    COSTS AND EXPENSES. Total cost of sales decreased slightly as a percentage of sales from 31.4% in fiscal 1995 to 31.1% in fiscal 1996 due to operational efficiencies implemented by management.

    Restaurant operations include all other unit-level operating expenses, comprised principally of labor, supplies, rent, utilities, repairs and maintenance, and other direct expenses. As a percentage of revenues, these costs decreased to 53.1% in fiscal 1996, as compared to 56.4% in fiscal 1995 due to disproportionally higher expenses associated with the Billy Blues restaurants which were sold or closed.

    Selling, marketing, and distribution expenses increased by $244,818 primarily due to increased promotional activity early in fiscal 1996.

    General and administrative expenses decreased by $416,414 due to cost reductions implemented by management, partially offset by increased expenses associated with the Pasta Co. Restaurants.

    NON-OPERATING INCOME (EXPENSE). Interest expense increased by $20,903 due to interest accrued on notes associated with the acquisition of the Pasta Co. Restaurants, partially offset by a reduction in other interest bearing debt.

    Other income increased by $331,193 due to management fees charged to The Original Pasta Co. prior to the acquisition and a gain of approximately $150,000 on the sale of a Longhorn Cafe restaurant.

    EXTRAORDINARY ITEM. In the second quarter of fiscal 1995, the Company paid off a note at a discount from face value. The amount of the discount was recorded as a gain on extinguishment of debt.

    NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company showed a net profit of $77,925 for the first three quarters of fiscal 1996 compared to a net loss of $891,513 for the first three quarters of fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES


    OPERATING ACTIVITIES. Since inception, the Company has incurred losses from operations and, as of March 31, 1996, has an accumulated deficit of $19,371,081. During the thirty-nine weeks ended March 31, 1996, net cash flow from operating activities equaled $882,056.

    As of March 31, 1996, the Company had negative working capital of $8,182,285, as compared to negative working capital of $7,217,234 at July 2, 1995.

    CAPITAL REQUIREMENTS. The Company has renegotiated the payment terms of its $3 million 12% Subordinated Notes which were due on March 31, 1996. Principal is now due on July 1, 1997.

The material capital commitments of the Company over the coming year are related to:

    o    Expansion of Marco's and Pasta Co. Restaurants.

    o Reduction of the Company's working capital deficit, including payments on notes, accounts payable and accrued liabilities.

    The Company completed its acquisition of Pasta Co. on January 26, 1996. The acquisition was financed by the issuance of stock and notes. For its investment, the Company received ten operating restaurants with their associated assets and liabilities. See, "Notes 4 and 5 to Notes to Condensed Consolidated Financial Statements."

    In March, 1996, the Company opened a new Pasta Co. Restaurant. Plans for the coming year include opening two new Marco's Restaurants and four additional Pasta Co. Restaurants, two of which are currently under construction. Both Marco's and Pasta Co. Restaurants require an initial capital investment of approximately $400,000, or a total investment of approximately $2.4 million to open six restaurants. The Company intends to finance these expenditures either through cash flow from operations or from additional outside financing. There is no assurance that such funds will be available on a timely basis, especially considering the Company's upcoming debt service requirements. The actual number of new restaurants opened will depend upon the availability of capital.

    The Company expects to continue to achieve positive cash flow from operations in fiscal 1996, principally from its Marco's and Pasta Co. Restaurants. However, cash generated from operations may not be sufficient to meet all of the commitments set forth above. Without additional debt or equity financing in the short-term, the Company may not be able to meet its targeted expansion goals, and reduce its current working capital deficit. If additional financing is not available, the Company may be forced to curtail its expansion efforts.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                11.1  - Watermarc Food Management Co. and Subsidiaries
                        Computation of Earnings (Loss) Per Common and Common Equivalent Shares

                27    - Financial Data Schedules

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.




 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   WATERMARC FOOD MANAGEMENT CO.


   Date:_____________________   By: ______________________________________
                                      Thomas J. Buckley
                                      Chief Financial Officer
                                      (Duly Authorized Signatory and
                                      Principal Financial & Accounting Officer)

                              INDEX TO EXHIBITS



11.1  - Watermarc Food Management Co. and Subsidiaries
        Computation of Earnings (Loss) Per Common and
        Common Equivalent Shares

27    - Financial Data Schedules