Form 10-K
period 1996-06-30
WATERMARC FOOD MANAGEMENT CO
filed 1996-10-01
CIK 884131

================================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                     -----------------------------------

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                         Commission File No. 0-20143

                        WATERMARC FOOD MANAGEMENT CO.
                     (Name of Registrant in Its Charter)


                  TEXAS                                   74-2605598
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

      10777 WESTHEIMER, SUITE 1030                        77042
             HOUSTON, TEXAS                             (Zip Code)
(Address of Principal Executive Offices)


       Issuer's Telephone Number, Including Area Code:  (713) 783-0500

                     -----------------------------------

     Securities registered under Section 12(b) of the Exchange Act:  None

        Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $.05 PAR VALUE PER SHARE
                               (Title of Class)

           9% CUMULATIVE PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
                               (Title of Class)

                     -----------------------------------

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._____

    The issuer's revenues for its fiscal year ended on June 30, 1996 were $40,129,443.

    As of September 20, 1996, the aggregate market value of the Common Stock held by non-affiliates of the issuer was $9,235,640 based on the closing bid price of $.69 per share of Common Stock as quoted in the NASDAQ SmallCap Market. The aggregate market value of the 9% Cumulative Convertible Preferred Stock (the "Preferred Stock") held by non-affiliates of the issuer, as of September 20, 1996, was $411,925 based on the closing bid price of $1.25 per share of Preferred Stock as quoted in the NASDAQ SmallCap Market. As of September 20, 1996, 13,433,658 shares of the issuer's Common Stock and 329,540 shares of the issuer's Preferred Stock were outstanding, respectively.

                     DOCUMENTS INCORPORATED BY REFERENCE

    No documents, other than certain exhibits, have been incorporated by reference in this report.

================================================================================

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

    Watermarc Food Management Co., a Texas corporation, (the "Company"), currently owns and operates, both directly and through subsidiaries, full-service restaurants under the names Marco's Mexican Restaurants (the "Marco's Restaurants"), The Original Pasta Co. Restaurants (the "Pasta Co. Restaurants"), Billy Blues Barbecue Bar & Grill (the "Billy Blues Restaurant"), Longhorn Cafe, Pete's BBQ Rib and Steakhouse (the "Pete's Restaurants") and
H. D. Hotspurs ("Hotspurs"). See "Restaurant Descriptions" and "Current Operating Activities."

    Marco's Restaurants are table service restaurants that feature high quality, moderately priced Mexican food. The style and decor of Marco's Restaurants are distinctive and colorful and are designed to present a Mexican style motif in a family oriented environment. Marco's Restaurants have a standardized menu with a variety of offerings, including Black Angus beef fajitas, tacos, enchiladas and numerous appetizers. Each Marco's Restaurant offers full bar service. As of June 30, 1996, the Company had a total of 23 Marco's Restaurants in operation in Southeast Texas, including the Houston metropolitan area, College Station, Texas City, Victoria, and Lake Jackson, Texas.

    The Company acquired ten Pasta Co. Restaurants in January of 1996. Pasta Co. Restaurants are distinctive, colorful, Italian-style, family oriented restaurants that feature full-service and offer moderately priced food and beverages. The restaurants include a brick oven for the preparation of pizzas, as well as a cooking area where entrees are produced. Both the oven and the cooking area are visible to customers. Decor items, ingredients and produce displayed on shelves and cases throughout the restaurants give the impression of an open-air Italian marketplace. As of June 30, 1996, the Company had a total of 13 Pasta Co. Restaurants in operation, all of which were located in the Houston Metropolitan area.

    Billy Blues Restaurant, Longhorn Cafe, Pete's Restaurants and Hotspurs (collectively, the "Barbecue Restaurants") generate an exciting and vibrant "Texas Roadhouse" ambiance enhanced by Texas artifacts, recorded and live music, neon signage and other memorabilia. The Company's Barbecue Restaurants feature Texas-style barbecue, steak and other entrees served in an informal, lively atmosphere intended to appeal to a broad customer base. The Barbecue Restaurants offer a limited, moderately-priced menu of freshly prepared foods made with high quality ingredients, with full bar service. As of June 30, 1996, a total of five Barbecue Restaurants were in operation in Texas and Washington, of which one was operated as Billy Blues Restaurant, one as Longhorn Cafe, two as Pete's Restaurants, and one as Hotspurs.

    The Company also produces and markets two brands of barbecue sauce products and a spice rub, Billy Blues Barbecue Sauce, Chris' & Pitt's Bar-B-Q Sauce and Chris' & Pitt's Spice Rub. Billy Blues Barbecue Sauce is a tangy, coffee-spiked formulation packaged in three different flavors and is available in supermarkets and other retail outlets. The Company's Chris' & Pitt's Bar-B-Q Sauce is a medium priced barbecue sauce product line which was acquired in March 1994. Chris' & Pitt's Bar-B-Q Sauce is packaged in six different flavors and is available in supermarkets and other retail outlets located primarily in the State of California. The Company periodically engages in advertising campaigns to enhance customer awareness of barbecue sauce products in the areas where they are currently available in supermarkets and other retail outlets. The Company also markets and packages its Chris' & Pitt's Bar-B-Q Sauce products for food service distribution to restaurant chains and commissaries.

    The Company's primary growth strategy has been to expand its restaurant and barbecue sauce operations through internal growth and by acquiring businesses with concepts and themes compatible with the Company's operations. This strategy is evidenced by the Company's acquisition in June 1993 of three Longhorn Cafes in Houston, Texas and the acquisition in August 1993 of two Pete's Restaurants and Hotspurs, each being located in the Seattle, Washington metropolitan area. In July of 1994, the Company acquired Marco's Mexican Restaurants, Inc. ("Marco's") which owned and operated the Marco's Restaurants and in January of 1996, the Company acquired The Original Pasta Co. ("Pasta Co.") which owned and operated the Pasta Co. Restaurants. See "Current Operating Activities."

    The Company was organized as Billy Blues Food Corporation, a Texas corporation, on June 17, 1991 as the successor to 410 Arsenal Holdings, Inc. ("Arsenal Holdings"), an affiliated company, to develop, own and operate restaurants and to produce and market a uniquely flavored barbecue sauce developed by Arsenal Holdings. In March of 1995, the name was changed to Watermarc Food Management Co. Unless the context requires otherwise, references to the "Company" refer to Watermarc Food Management Co., its predecessors and subsidiaries.


CURRENT OPERATING ACTIVITIES

    For the fiscal years ended July 2, 1995 and June 30, 1996, the Company recorded revenues of $37,651,657 and $40,129,443, respectively, and had a net loss of $7,036,741 and net income of $48,696, respectively. As of June 30, 1996, the Company had total current assets of $1,934,667 and total current liabilities of $6,419,570, resulting in a working capital deficit of $4,484,903. Currently, the Company does not have a bank line of credit. The Company has funded its operating losses and expansion costs primarily through a combination of public and private offerings of debt and equity. During fiscal 1995, the Company reorganized its executive management and Board of Directors to strengthen operational capabilities and has continued to reduce general and administrative expenses.

    The ability of the Company to alleviate its working capital deficit, and to obtain the necessary capital resources to fund future costs associated with its operations and expansion plans is dependent upon: (i) continuing to improve restaurant operations through implementation of stringent cost controls and marketing efforts intended to increase revenues; (ii) improving barbecue sauce operations through price increases, product cost reductions, increased market penetration, and implementation of cost controls on selling, marketing and distribution expenses; (iii) obtaining additional equity capital or debt financing; (iv) refinancing short-term debt obligations; and (v) its ability to acquire compatible restaurant businesses. However, even if the Company achieves some success with its operational strategy, there can be no assurance that it will be able to generate sufficient revenues to continue to achieve profitable operations or to fund its expansion efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

    During fiscal 1995, the Company experienced significant operating losses associated with certain of its Billy Blues Restaurants, resulting in a re-evaluation of the feasibility of continuing to operate such restaurants. As a result, the Company took the actions listed below:

o In May 1995, the Company closed a Billy Blues Restaurant located in Denver, Colorado as it represented a non- performing asset of the Company. The Company recorded loss provisions of approximately $1.3 million in the fourth quarter of fiscal 1995 to reduce the assets to net realizable value and accrue for estimated liabilities. During fiscal 1996, the Company disposed of such assets and satisfied its lease and other obligations.

o In July 1995, the Company sold fixed assets associated with and sub-leased a Billy Blues Restaurant facility located in San Antonio, Texas to individuals unaffiliated with the Company. The Company recorded a loss of approximately $320,000 on this transaction in the fourth quarter of fiscal 1995.

o In June 1995, the Company decided to close a Billy Blues Restaurant located in Dallas, Texas and recorded loss provisions of approximately $670,000 in the fourth quarter of fiscal 1995 to reduce the assets to net realizable value and accrue for estimated liabilities. During fiscal 1996, the Company disposed of such assets and satisfied its lease and other obligations.

o The Company has agreed to sell its interest in its Billy Blues Restaurant located in Heidelberg, Germany. A loss reserve of approximately $140,000 was recorded in the fourth quarter of fiscal 1995 to reduce the Company's investment to net realizable value.

    In fiscal 1996, the Company sold fixed assets associated with and assigned its lease of one of its Longhorn Cafe Restaurants located in Houston, Texas to individuals unaffiliated with the Company. The Company recorded a gain of approximately $150,000 on this transaction.

    The Company does not anticipate closing or selling any of its other existing restaurants due to associated operating or cash flow losses.

    On June 23, 1995, the Company entered into a Sale and Option Agreement with The Original Pasta Co. ("Pasta Co.") pursuant to which the Company was granted an option to purchase Pasta Co. which was solely owned by Ghulam M.
Bombaywala, the Chairman of the Board, Chief Executive Officer and a director of the Company. In September 1995, the Company entered into a formal agreement with Mr. Bombaywala for the purchase of Pasta Co. The agreement was subject to majority approval by the Company's stockholders other than Mr. Bombaywala.
Such approval was obtained at the Company's Annual Meeting of Shareholders held in January of 1996. The purchase was consummated on January 26, 1996. See
Note 2 of Notes to Consolidated Financial Statements and "Item 13. Certain Relationships and Related Transactions."

    The Company intends to continue to expand its business, in part, through the acquisition of compatible restaurant businesses. The ability of the Company to consummate acquisitions will depend upon, among other things, obtaining sufficient financing on acceptable terms, of which there can be no assurance.





                    [THIS SPACE IS INTENTIONALLY LEFT BLANK]

RECENT FINANCINGS

    In March 1996, the Company borrowed $1.2 million from a bank. The loan is evidenced by a 9.75% promissory note with a five year amortization and is collateralized by fixed assets associated with certain Pasta Co. Restaurants. The proceeds were used to pay off an existing note in the amount of $861,420, with the balance being used to fund the opening of new Pasta Co. Restaurants.

    In June 1995, the Company borrowed $1 million from an unaffiliated foreign corporation. The loan is evidenced by a 10% promissory note, which matures on May 31, 1999. The note is secured by the restaurant equipment located in three Marco's Restaurants, and is personally guaranteed by Mr. Bombaywala. The Company also issued to the recipient of the note, warrants to purchase 75,000 shares of Common Stock at an exercise price of $3.00 per share, which expire on May 31, 1997.

    In June 1995, the Company received proceeds of approximately $1,476,000 from the sale of 621,500 shares of its Common Stock pursuant to a Regulation S offering as promulgated under the Securities Act (the "1995 Reg. S Offering").

    On March 30, 1994, the Company completed a private offering of approximately $2.7 million of 5-Year 9% Convertible Subordinated Debentures (the "Debentures") to qualified purchasers (the "Debentureholders"). After payment of commissions and other expenses of the offering, the Company realized net proceeds of approximately $2.2 million. The Company utilized approximately $2 million of the proceeds to fund a portion of the purchase price for the Chris' & Pitt's Bar-B-Q Sauce product line. On May 31, 1995, the Company offered the Debentureholders the right to convert, until June 30, 1995, the principal and accrued interest owed on their Debentures into Common Stock at a modified conversion rate (the "Modified Conversion Rate") of $2.3125 of Debenture principal and accrued interest for one share of Common Stock. Debentureholders owed an aggregate of $2,529,665 of Debenture principal and accrued interest agreed to the conversion of their Debentures at the Modified Conversion Rate and were issued an aggregate of 1,093,904 shares of Common Stock. There is currently outstanding $217,000 of Debenture principal held by Debentureholders who elected not to convert their Debentures at the Modified Conversion Rate. The outstanding Debentures may be converted voluntarily at any time until maturity at a conversion rate of $5.00 of Debenture principal and accrued interest for one share of Common Stock. The Company, pursuant to a registration statement (the "July 1995 Registration Statement") declared effective by the Securities and Exchange Commission ("SEC") on July 28, 1995, has registered the 1,093,904 shares of Common Stock issued to Debentureholders who converted their Debentures at the Modified Conversion Rate and 43,400 shares of Common Stock which will be issued to Debentureholders who in the future elect to convert their Debentures into shares of Common Stock at the original $5.00 conversion rate.

    In connection with the Company's offering of the Debentures, the Company paid approximately $260,000 in commissions and issued warrants (the "Placement Agent Debenture Warrants") to Gene Morgan Financial ("GMF") and to Noble, as placement agents for the offering, to acquire $164,100 and $105,000 of Debenture principal, respectively. The Placement Agent Debenture Warrants expire April 6, 1999. The warrants issued to Noble have been assigned to Nico
B. Letschert, a director of the Company. The Debentures issuable upon exercise of the Placement Agent Debenture Warrants are convertible into shares of Common Stock at a conversion rate of $5.00 of Debenture principal and accrued interest for one share of Common Stock. Included in the July 1995 Registration Statement were 53,280 shares of Common Stock issuable upon exercise of the Placement Agent Debenture Warrants. The July 1995 Registration Statement also includes 408,202 shares of Common Stock issued in satisfaction of certain payment obligations of the Company, including obligations to trade vendors, and 875,500 shares of Common Stock issuable upon exercise of the Company's Series A Warrants. See "Item 5 - Market for Common Equity."

    In December 1994, the Company completed a private offering of $3 million of 12% Subordinated Notes due March 31, 1996 (the "Subordinated Notes"). Holders of the Subordinated Notes received warrants (the "Subordinated Note Warrants") to purchase an aggregate of 1,333,320 shares of Common Stock at a purchase price of $2.25 per share until December 31, 1999. Interest on the Subordinated Notes is payable quarterly. The Subordinated Notes are unsecured and may be subordinated to certain defined senior indebtedness. A portion of the proceeds were used to satisfy all remaining obligations owed in connection with the acquisition of the Chris' & Pitt's Bar-B-Q Sauce product line with the balance being used for working capital. In March 1996, the maturity date was extended to July 31, 1997, the warrant exercise price was reduced to $1.00 per share and 100% of the outstanding stock of Marco's Mexican Restaurants, Inc. was pledged as collateral.

    Ghulam M. Bombaywala, Chairman of the Board, Chief Executive Officer and a director of the Company, purchased $500,000 principal amount of the Subordinated Notes and received 222,220 Subordinated Note Warrants. Mr. Bombaywala has agreed to purchase the remaining Subordinated Notes if they are not paid at maturity. The Company has not independently reviewed the financial position or income of Mr. Bombaywala or his ability to perform under such commitment. If the Company fails to repay the Subordinated Notes, there can be no assurance that Mr. Bombaywala will be able to fully perform under such commitment.

    In connection with the private offering of the Subordinated Notes, the Company entered into an 18-month Financial Advisory Agreement (the "Advisory Agreement") with Sanders Morris Mundy Inc. ("SMM"), the placement agent in the offering. As placement agent, SMM received a 10% commission on the sale of the Subordinated Notes, excluding the $500,000 of Subordinated Notes purchased by Mr. Bombaywala. Under the terms of the Advisory Agreement, the Company paid SMM a monthly fee of $10,000 in consideration for assistance in the Company's acquisition efforts and capital raising endeavors. Also, pursuant to the Advisory Agreement, the Company issued to SMM warrants to purchase 150,000 shares of Common Stock at an exercise price of $2.50 per share (the "SMM Advisory Warrants"), which expire on December 31, 1999. SMM subsequently transferred 45,000 of the SMM Advisory Warrants to Michael S. Chadwick, Senior Vice President of SMM and a director of the Company. In connection with the extension of the maturity date of the Subordinated Notes, the warrant exercise price was reduced to $1.00 per share and the Advisory Agreement was extended for an additional 18 months at a fee of $5,000 per month.

    In September 1994, the Company received proceeds of approximately $1 million from the sale of 375,438 shares of its Common Stock pursuant to a Regulation S offering under the Act (the "1994 Regulation S Offering"). The proceeds from the 1994 Regulation S Offering were used by the Company to meet its note obligations and for working capital purposes.

GROWTH STRATEGY

    The Company's growth strategy includes the following:

    o The opening of additional company-operated Marco's Restaurants and Pasta Co. Restaurants.

    o    The franchising of Marco's Restaurants and Pasta Co. Restaurants.

    o    The remodeling of certain Marco's Restaurants.

    o    Increasing food products sales.

    o    Acquiring additional restaurant chains.

    MARCO'S RESTAURANTS. During fiscal 1996, the Company opened one new Marco's Restaurant. In the upcoming fiscal year, the Company plans to open one new unit in Southeast Texas and plans to remodel at least eight existing restaurants.

    In the most recently opened units, a new prototype was introduced. New units are brighter, more upbeat, more entertaining and are expected to position Marco's Restaurants to be more competitive. The remodeling program will retrofit the restaurants to the new prototype. The Company also plans to continue to improve customer service.

    PASTA CO. RESTAURANTS. Since the acquisition of Pasta Co. in January 1996, three new Pasta Co. Restaurants were opened in the Houston, Texas area. The Company intends to continue the expansion of the chain over the next year by opening at least four additional units in Southeast Texas.

    BARBECUE RESTAURANTS. The Company does not plan to change nor expand its Barbecue Restaurant concepts. The focus for these restaurants will be to increase sales and improve operating efficiencies.

    FRANCHISING PROGRAM. The Company intends to establish an aggressive franchise program for Marco's Restaurants and Pasta Co. Restaurants during fiscal 1997. Management believes that franchising will provide significant growth for the Company in upcoming years.

    FOOD PRODUCTS. The Company currently markets two brands of barbecue sauce products and a spice rub. The Company's strategy to increase food product sales includes reinforcing existing markets, expanding distribution to new market areas (primarily in the Sun Belt states), introducing more aggressive marketing programs, adding methods of distribution and developing new products.

    PROPOSED ACQUISITIONS. The Company continues to investigate possible acquisition candidates in the restaurant industry, but does not currently have any arrangements, undertakings or commitments with respect to any acquisition.

RESTAURANT DESCRIPTIONS

    MARCO'S RESTAURANTS. Marco's Restaurants are distinctive and colorful Mexican restaurants that feature full service and mid-priced Tex-Mex food. A typical Marco's Restaurant consists of 4,000 to 6,000 square feet for dining and bar facilities, and has a seating capacity for 200 to 300 patrons. The decorative scheme in each restaurant incorporates a centrally located Tortilla Room where tortillas are prepared and served fresh to the customer. The exterior design of the Marco's Restaurants normally conforms to the shopping center in which it is located. The restaurants have varying floor plans and configurations.

    Marco's Restaurants specialize in a wide variety of Tex-Mex cuisine, serving fresh, high quality products at reasonable prices. Entrees include Black Angus beef fajitas, combination plates and Mexican platters. Entrees range in price from $4.79 to $12.99. Marco's Restaurants also offer a full service bar specializing in various flavored margaritas, as well as numerous brands of Mexican and domestic beer and wine.

    PASTA CO. RESTAURANTS. The Pasta Co. Restaurants are distinctive, colorful Italian-style family oriented restaurants that feature full-service and offer moderately priced food and beverages. Typical units are approximately 3,600 - 4,000 square feet each, and all but one have an outside patio of approximately 400 additional square feet. The units have seating capacities of 160 to 200 persons.

    Eleven of the restaurants are situated in neighborhood retail shopping centers in corner or end-cap locations. The other two are on pad sites in front of retail shopping centers, sharing a free-standing building with another retail business. The exterior of each of the locations generally conforms to that of the center of which it is located, with the restaurant's name and logo prominently displayed. In addition, numerous windows make the restaurants more inviting from the outside and lighter and brighter on the inside. It is anticipated that expansion of the concept will be in the same type of facilities. The restaurants are open for lunch and dinner seven days a week.

    The Pasta Co. Restaurants offer a wide variety of appetizers, soups, salads, pasta and other entrees, pizzas, desserts and beverages. The restaurants specialize in generous portions at reasonable prices, with any item on the menu available for $7.95 or less. The price range for entrees and pizzas is $5.95 to $7.95. A children's menu is also available. Beverages sold consist of coffee, tea, sodas, bottled water, espresso, cappuccino, beer and wine. Most menu items are available for take-out.

    BILLY BLUES RESTAURANT. The Billy Blues Restaurant provides its patrons with high quality, moderately priced dining and entertainment in a casual atmosphere. The restaurant consists of approximately 8,000 square feet for dining and bar/entertainment facilities, and has a dining and bar seating capacity for 240 customers and features a night club called the "Blues Room" which seats an additional 200 customers. A section of the restaurant is used for the display and retail sale of Billy Blues Barbecue Sauce and novelty items featuring the Billy Blues name and logo, including T- shirts, caps and sweat shirts. The decorative scheme incorporates memorabilia associated with blues music, focusing on legendary blues figures, photographs, musical instruments and framed newspaper and other articles relating to the blues musical culture.

    The Billy Blues Restaurant serves lunch and dinner with full bar service, featuring a moderately priced, limited menu of high quality smoked barbecue and other entrees. Entrees range in price from $5.95 to $13.95. In the Blues Room, full liquor service is provided and patrons can enjoy a light snack or an entire meal with cocktails while being entertained by a blues band or recorded blues music.

    PETE'S RESTAURANTS AND HOTSPURS. Pete's Restaurants and Hotspurs specialize in barbecue beef, chicken, pork and seafood entrees served in an informal, lively, family atmosphere. Hotspurs is a full service restaurant with a substantial lounge area. The lounge is utilized for live entertainment and dancing.

    Entrees at the restaurants range in price for $4.25 to $21.95 and are served with a variety of salads, vegetables and desserts. Full liquor service is available.

    LONGHORN CAFE. The Longhorn Cafe features a casual dining atmosphere with a Texas Roadhouse decor and interior design. The decor includes wooden booths and tables with an open layout permitting customers to view the bar and Texas memorabilia.

    The restaurant serves lunch and dinner and features a selection of moderately priced, high quality steaks, chicken, burgers and sandwiches, with full liquor services. The specialty is chicken fried steak served with cream gravy and french fries. The Longhorn Cafe has a varied menu featuring Black Angus steaks, fresh grilled red fish and homemade stuffed jalapenos and also offers several specialty appetizers and homemade desserts. Entrees range in price from $5.95 to $14.95.


RESTAURANT LOCATIONS AND SITE SELECTION

    The following table provides information with respect to the restaurants which were owned and operated by the Company as of June 30, 1996:

                                         MONTH AND          APPROXIMATE
                                         ---------          -----------
BILLY BLUES RESTAURANT                  YEAR OPENED        SQUARE FOOTAGE
----------------------                  -----------        --------------
Houston, Texas                         February 1993           8,000
LONGHORN CAFE
-------------
Houston, Texas                         March 1987              2,500
PETE'S RESTAURANTS
------------------
Tacoma, Washington                     November 1972           5,900
Tacoma, Washington                     November 1984           7,500
HOTSPURS
--------
Kent, Washington                       May 1979               11,000
MARCO'S RESTAURANTS
-------------------
Houston, Texas Metropolitan Area
     Kuykendahl at Louetta             March 1984              6,400
     Hwy. 6 N. At FM 259               December 1984           4,850
     Mason Road at I-10                September 1985          5,200
     Sawdust Road at I-45              April 1986              5,040
     W. Nasa Road                      September 1986          6,900
     Westheimer at Hwy. 6              March 1987              5,040

     Meyer Park                        October 1987            6,250
     I-10 at Uvalde                    November 1987           5,200
     Willowbrook at FM 1960            December 1987           5,040
     First Colony at Hwy. 6            June 1988               5,100
     Greenspoint                       September 1984          5,000
     Woodlake Square                   December 1989           6,300
     Almeda Mall                       January 1990            5,000
     Astrodome                         April 1990              4,820
     Kingwood                          September 1993          4,120
     Northwest                         May 1994                4,000
     FM 1960 at I-45                   February 1995           4,000
Victoria, Texas                        February 1989           4,000
Galveston, Texas                       March 1990              3,850
College Station, Texas                 February 1992           3,900
Pasadena, Texas                        December 1992           3,942
Texas City, Texas                      April 1995              4,180
Lake Jackson, Texas                    December 1995           4,000
PASTA CO. RESTAURANTS
---------------------
Houston, Texas Metropolitan Area
     Meyer Park                        September 1993          3,600
     Sugar Land                        December 1993           4,000
     Kingwood                          February 1994           3,600
     Nasa Rd.                          April 1994              3,600
     Westheimer @ Dairy Ashford        September 1994          3,600
     The Woodlands                     November 1994           4,200
     FM 1960 @ I-45                    December 1994           3,600
     43rd St. @  Hwy. 290              December 1994           3,600
     Nottingham Shopping Ctr.          July 1995               3,600
     Woodway @ Augusta                 August 1995             3,600
     FM 1960 @ Veterans Memorial       March 1996              3,600
     Hwy. 249 @ Cypresswood            May 1996                3,600
     Katy                              May 1996                4,200

    The Company believes that the locations of its restaurants are critical to its long-term success. Senior management devotes significant time and resources to analyzing each respective site. The Company utilizes, and continually enhances, specific site selection criteria which focuses on local demographics such as target population, density and household income levels; specific site characteristics such as visibility, accessibility and traffic volume; proximity to activity centers; parking availability; and potential competition in the area. The Company's ability to open new restaurants is contingent upon locating satisfactory sites, purchasing land or buildings or negotiating leases on acceptable terms, securing appropriate governmental permits and approvals, obtaining liquor licenses, recruiting and training additional qualified management personnel and securing adequate financing. Once space has been leased and made available to the Company, approximately 90 to 180 days are required to complete construction, obtain necessary licenses and approvals and open a new restaurant.


UNIT ECONOMICS

    The Company's average initial cash investment (including leasehold improvements, furniture and fixtures, equipment, food and beverage inventory, and other pre-opening expenses) for its Barbecue Restaurants (all of which are leased) ranged from approximately $750,000 to $1,500,000. The Company has no plans to add additional Barbecue Restaurants.

    The average initial cash investment (including leasehold improvements, furniture and fixtures, equipment, food and beverage inventory, and other pre-opening expenses) for each Marco's Restaurant and Pasta Co. Restaurant is approximately $350,000 to $500,000 with pre-opening expenses projected to be approximately $25,000 for each future restaurant.


RESTAURANT MANAGEMENT AND OPERATIONS

    MANAGEMENT AND EMPLOYEES. The management staff of a typical Barbecue Restaurant and Marco's Restaurant consists of a general manager, one or two assistant managers and a kitchen manager. Each Barbecue Restaurant employs approximately 50 to 70 hourly employees. Each Marco's Restaurant employs 20 to 30 hourly employees. Each Pasta Co. Restaurant employs approximately 40 - 50 persons, of which one is a general manager, two are assistant managers, with the rest being hourly employees. At all of the restaurants, the general manager has the primary responsibility for the day to day operations of the restaurant and is required to comply with Company established operating standards. Many of the hourly employees work part-time.

    PURCHASING AND SUPPLIES. Management negotiates directly with suppliers for food and beverage products to insure uniform quality and adequate supplies and to obtain competitive prices. The Company purchases substantially all food and beverage products and novelty items from local or national suppliers. The Company does not anticipate any difficulty in continuing to obtain food and beverage requirements within the localities in which the Company currently operates or in which it expects to open additional restaurants.

    SUPERVISION AND TRAINING. The Company requires its restaurant general managers to have significant experience in the food service industry. Currently, executive management of the Company regularly visits the restaurants to insure that the Company's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations. The restaurant general manager and designated personnel of the Company are responsible for selecting and training the employees for each new restaurant. The training period for new employees lasts approximately five days and is characterized by on the job supervision by an experienced employee. Ongoing employee training will remain the responsibility of the restaurant general manager. Written tests and physical observation are used to evaluate each employee's performance.

    ADVERTISING AND PROMOTION. The Company pursues advertising and promotional opportunities within each of its restaurant's geographic locales, relying principally on newspaper, radio and the direct mailing of coupons.

    RESTAURANT REPORTING. Each restaurant has a stand-alone point of sales system monitored by its management. The restaurant's staff prepares daily cash and other reports regarding sales, inventory, sales mix, labor cost and the number of customers. Daily reports are forwarded to the Company's corporate offices in Houston, Texas where weekly summaries of all reported data are analyzed by the Company's executive management.

FOOD PRODUCT LINES

    GENERAL. Billy Blues Barbecue Sauce is available in three different flavors: Original, Smoky Pecan, and Hot and Spicy, which are marketed as high quality premium priced barbecue sauces and are currently being distributed at an average retail price of $2.29 per 14 oz. bottle in over 600 supermarkets and other retail outlets primarily in Texas, California, Florida and Oregon.
Chris' & Pitt's Bar-B-Q Sauce is available in six flavors: Original, Hot, Sweet & Smokey, Mesquite, Hickory and Bold 'n Hearty, and are marketed as medium priced barbecue sauce. The Chris' & Pitt's product line is currently being distributed at an average retail price of $1.69 per 14 oz. bottle in over 2,000 supermarkets and other retail outlets primarily in California, Oregon, and Washington. In late fiscal 1995, the Company introduced Chris' & Pitt's Spice Rub, an award winning seasoning developed by the Company. The spice rub is sold in the barbecue sauce section of retail outlets and is also offered through food service distributors. To date, spice rub sales have not constituted a material portion of food product revenues.

    PROCESSING OF PRODUCTS. The Company currently engages, on an order to order basis, an unaffiliated food processor and packaging company (the "Co-Packer") in Riverside, California for the processing and packaging of its food product lines. Under its production arrangement with the Co-Packer, the Co-Packer procures all ingredients and packaging materials, and performs product preparation and packing at an agreed upon price. The Company believes that its present Co-Packer has the capability to process sufficient quantities of the Company's products to meet anticipated demand for at least the next 12 months. The Company does not believe that the loss of the services of the Co-Packer would have an adverse effect on the Company's ability to process its orders since there are other co-packers in Texas, California and in the localities in which it intends to market its product lines that have available facilities with excess capacity. The Company believes that the ingredients for its products are readily available from multiple sources in Texas, California and in the other areas of the United States in which the Company intends to engage in business operations.

    MARKETING AND DISTRIBUTION. The Company engages food brokers to assist in selling its products to regional and national supermarket chains. The food brokers are responsible in their respective geographic markets for identifying customers, soliciting customer orders and inspecting the placement and display of products on supermarket shelves. The Company generally pays its food brokers a 5% commission on the amount they sell. To date, the Company's food brokers have accounted for most of the Company's sales to supermarket chains. To achieve greater market penetration, the Company intends to expand its food broker network.

    The Company does not believe that the loss of one or all of its food brokers would have a material adverse effect on the Company's ability to market its products to its current customers or other supermarket or retail chains as the Company believes there are other available food brokers in the areas in which the Company markets its product lines which it can engage on comparable terms and who have established relationships with such customers.

    The Company utilizes a distribution warehouse in California and another in Texas for storage of products. The Company pays handling and storage fees based on the actual monthly volume shipped to the warehouse.

    The Company contracts with independent freight carriers for the delivery of its product lines, or provides special pricing for customers who pick up the product at a storage warehouse. The Company's product lines are distributed to supermarkets either through: (1) direct shipment to a supermarket chain warehouse which then distributes to its individual supermarkets from the warehouse; (2) direct shipment to an independent grocery warehouse, which performs the same function as a supermarket chain warehouse for a fee; or (3) an independent food distributor who picks up the products at the storage warehouse and delivers directly to the supermarkets. A fee is paid to the food distributor based on volume.

    The Company generally sells its food products pursuant to customer purchase orders and usually fills the orders within approximately ten days of receipt. Because orders are filled shortly after receipt, backlog is not material to the Company's business.

    For the fiscal year ended June 30, 1996, revenues from sales of food products were $2,902,242 or approximately 7.2% of the Company's total revenues for such period. For the fiscal year ended July 2, 1995, food product revenues were $3,051,392 or approximately 8.1% of total revenues for such period. Even though the Company believes it has achieved limited consumer awareness and market acceptance of its barbecue sauce products, there can be no assurance that either of the Company's barbecue sauce product lines will ever achieve significant consumer acceptance or that supermarket and other retail chains will re-order the Company's barbecue sauce products.

    ADVERTISING AND PROMOTION. The Company periodically engages in advertising and marketing campaigns to enhance customer awareness of Billy Blues Barbecue Sauce and Chris' & Pitt's Bar-B-Q Sauce in the geographic areas where the sauces are available in supermarkets and other retail outlets. The Company relies principally upon the sponsorship with supermarket chains of special promotional programs, including discount coupons, in-store displays and free sample distributions, to promote its barbecue sauce products. The Company also utilizes newspaper advertising in certain markets where economically feasible.

COMPETITION

    RESTAURANTS. The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well established competitors with substantially greater financial and other resources than the Company. Most of the Company's competitors have been in existence for substantially longer periods than the Company and are more established in the markets where the Company's restaurants are or may be located. The Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. The restaurant business is often characterized by a high failure rate and affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants.

    FOOD PRODUCTS. The Company has encountered substantial competition in the marketing and sale of its food product lines. The Company's barbecue sauce products compete for consumer recognition and shelf space with products which have achieved significant national, regional and local brand name recognition and consumer loyalty. The Company's barbecue sauce product lines also indirectly compete with other condiment products including steak and other meat sauces. These products are marketed by companies with significantly greater financial, marketing, distribution, personnel and other resources than the Company, thereby permitting such companies to procure supermarket shelf space and to implement extensive advertising and promotional programs, both generally and in response to efforts by new competitors entering the marketplace. The food industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. While the Company believes that its barbecue sauce products compete favorably in the areas where they are currently being marketed and that its increased marketing and sales efforts will result in increased product recognition and market penetration for its products, there can be no assurance that the Company will be able to compete successfully, particularly as it seeks to enter new markets.


TRADEMARKS

    The Billy Blues Barbecue Bar & Grill and Billy Blues Barbecue Sauce logos were registered in the State of Texas in 1991. The Chris' & Pitt's mark and logo were registered prior to the Company's acquisition of the Chris' & Pitt's product line. The mark "Billy Blues" was registered in the U.S. Patent and Trademark Office on November 17, 1992 as a service mark for restaurant and bar services. The mark "Billy Blues" as a trademark for the Company's barbecue sauce was registered in the U.S. Patent and Trademark Office on October 13, 1992. The mark "Marco's Mexican Restaurants" was registered in the U.S. Patent and Trademark Office on January 15, 1991 and in the State of Texas in 1987.
The mark "The Original Pasta Co." has been allowed by the U.S. Patent and Trademark Office. The Company has no reason to believe that there are any conflicting rights which might impair the Company's use of its marks; however, there can be no assurance that such conflicting rights do not exist. The Company believes that these trademarks are valuable to the operation of its restaurants and marketing of its food products. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

GOVERNMENT REGULATION

    RESTAURANT OPERATIONS. The Company is subject to various federal, state and local laws and regulations and administrative policies affecting its business and must comply with provisions regulating health and sanitation, equal employment, minimum wages and licensing for the sale of food and alcoholic beverages. Difficulties or failures in obtaining or maintaining the required licenses or approvals could delay or prevent the opening of new restaurants or adversely affect the operations of existing restaurants. Approximately 25% of revenues generated by the Barbecue Restaurants are attributable to the sale of alcoholic beverages, while approximately 15% of the revenues generated by the Marco's Restaurants and approximately 7% of the revenues generated by the Pasta Co. Restaurants are the result of the sale of alcoholic beverages. The service of alcoholic beverages is material to the business of the Company. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has not experienced and does not presently anticipate experiencing any delays or other problems in obtaining or renewing licenses or permits to sell alcoholic beverages; however, the failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's operations in that location. The Company may be subject in certain states to "dram-shop" statutes or common laws, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person.

    The Company's restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits; the Immigration and Naturalization Act, which governs employee citizenship requirements; and the Americans with Disabilities Act, which governs non-discriminating employment practices and reasonable accommodations for disabled persons, both employees and customers. Significant numbers of the Company's food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, future increases in the minimum wage or decreases in the allowable tip credit will increase the Company's labor costs.

    Federal, state and local environmental regulations are not expected to have a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors may restrict the Company's site selection for new restaurants.

    FOOD PRODUCT OPERATIONS. The Company's and the Co-Packer's food processing activities are subject to extensive regulation by the United States Food and Drug Administration, and by other state and local authorities. The Company believes that it is currently in compliance with all governmental laws and regulations and that the Company has all material permits and licenses relating to its food processing operations. The Company has no reason to believe that the Co-Packer is not in substantial compliance with all material governmental laws and regulations and believes that the Co- Packer has all material permits and licenses relating to their food processing operations. Nevertheless, there can be no assurance that the Company or the Co-Packer will continue to be in substantial compliance with current laws and regulations or that the Company or the Co-Packer will be able to comply with any future laws and regulations. Failure by the Company or the Co-Packer to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures which could have a material adverse effect on the Company.

    WORKERS' COMPENSATION. The Company has elected to be a non-subscriber of the Texas Workers' Compensation Act and is currently self-insured. Management believes that self-insuring the Company will decrease the Company's overall net cost in future periods. Management intends to review this election on an annual basis. The Company does not believe it would encounter any impediments if it elected in the future to become a subscriber under the Texas Workers' Compensation Act. The Company does not believe that personal injury claims by current or former employees of the Company, either individually or in the aggregate, will have a material adverse effect on the Company, its properties or business. The Company does not maintain a reserve fund for potential claims, but carries catastrophic loss coverage with a limit of $1,000,000 and a deductible of $150,000 per incident.

EMPLOYEES

    At June 30, 1996, the Company employed 1,868 persons of whom 38 are management and administrative personnel, 129 are restaurant management personnel, with the remainder serving as hourly restaurant employees. The Company intends to increase its management and clerical staff as needed. The Company is not a party to a collective bargaining agreement and considers its relationship with its employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY.

    As of June 30, 1996, the Company leased all of its Barbecue Restaurants and Pasta Co. Restaurants and all but one of its Marco's Restaurants. The leases have terms that expire between 1996 and 2012 and have an average remaining term of approximately seven years. The Company has obtained real estate and developed its restaurants using four methods: (i) acquiring land and constructing the restaurant (a "Company owned building"); (ii) leasing land and constructing the restaurant (a "ground lease"); (iii) leasing the land and building (a "land/building lease"); or (iv) leasing a "shell" where the landlord may or may not contribute to the construction of the improvements (a "shell lease"). The method the Company pursues has been determined on an individual site basis, depending on the cost and location of the property and the negotiations between the Company and the owner of the desired property. Of the Company's restaurants, one is in a Company owned building, one is a ground lease, three are land/building leases, and thirty-six are shell leases.

    In the case of leased facilities, the leases generally provide for rental rates based upon a stated minimum rental and percentage rent payments based upon a certain sales base. The Company's monthly lease cost for its restaurants ranges from approximately $4,000 to $9,000 per month. Under substantially all of its leases, the Company is required to pay real estate taxes, insurance, and maintenance expenses.

    The Company's executive offices are located in approximately 6,400 square feet of leased space at 10777 Westheimer, Suite 1030, Houston, Texas 77042-3498. The Company's monthly lease cost for this office is $6,347. In October of 1996, the Company expects to move its offices to approximately 12,300 square feet of lease space at 11111 Wilcrest Green, Suite 350, Houston, TX 77042, at a monthly lease cost of $8,656.

    The Company anticipates the loss of a substantial amount of leasehold improvements paid for and made by the Company to its present and future facilities when such leases expire or if prematurely terminated.


ITEM 3.  LEGAL PROCEEDINGS.

    On or about August 29, 1995, John Coleman, a former officer of the Company, filed a suit in State District Court in Harris County, Texas for wrongful termination, intentional infliction of emotional distress and breach of employment contract. The Company filed a general denial and believes Mr. Coleman's claims are without merit. The Company is vigorously defending this claim. Mr. Coleman had an employment agreement with the Company which provided for severance pay equal to the remaining salary due under his employment agreement if he was terminated without cause. Mr. Coleman is seeking $500,000 in actual damages and $1,000,000 in punitive damages. The Company is a party to numerous other legal proceedings which arise in the ordinary course of business. The Company does not believe that any of the above legal proceedings will have a material adverse effect on its financial position or operations either individually or in the aggregate. See Note 6 of Notes to the Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock and Series A Warrants are traded on the NASDAQ SmallCap Market under the symbols of WAMA and WAMAW, respectively. The following table sets forth the range of high and low closing bid prices for the Company's Common Stock and Series A Warrants for the periods indicated as reported by the National Quotation Bureau, Incorporated. These prices represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                 Common Stock          Series A Warrants
                                                   Bid Price               Bid Price
                                                 ----------------      ------------------
     Fiscal Year 1995                            Low        High        Low        High
     ----------------                            ---        ----        ---        ----
     First Quarter  . . . . . . . . . . .    $  3.00     $  7.50    $   .75     $  2.63
     Second Quarter   . . . . . . . . . .       1.88        3.38        .38         .75
     Third Quarter  . . . . . . . . . . .       2.00        3.19        .50         .63
     Fourth Quarter   . . . . . . . . . .       2.13        3.00        .25         .75

     Calendar Year 1996
     ------------------
     First Quarter  . . . . . . . . . . .       1.56        2.44        .13         .37
     Second Quarter   . . . . . . . . . .       1.25        2.06        .13         .25
     Third Quarter  . . . . . . . . . . .       1.00        1.87        .13         .13
     Fourth Quarter   . . . . . . . . . .        .69        1.22        .06         .36

    On September 20, 1996, the closing bid prices for the Company's Common Stock and Series A Warrants were $.69 per share and $.06 per Series A Warrant, respectively. As of September 20, 1996, 13,433,658 shares of the Company's Common Stock, and 875,500 Series A Warrants were outstanding. The Company believes that its Common Stock and Series A Warrants are held of record and beneficially by approximately 450 to 475 persons.

    Each Series A Warrant entitles the holder thereof to purchase one share of Common Stock at $6.50 per share, subject to certain adjustments, until May 15, 1997. The Company may redeem the Series A Warrants in whole or ratably in part, at its option, for $.01 per Series A Warrant, at any time after the average of the closing sale price for the Company's Common Stock exceeds $7.80 per share during any consecutive 20 business days ending within 15 days of the date on which notice of the redemption is given.

    The Company's preferred stock, $1.00 par value (the "Preferred Stock") is quoted on the NASDAQ SmallCap Market under the symbol of WAMAP. The following table sets forth the range of high and low closing bid prices as reported by the National Quotation Bureau, Incorporated. These prices represent interdealer prices without adjustment for retail mark- ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                Preferred Stock
                                                   Bid Price
                                               ------------------
     Fiscal Year 1995   . . . . . . . . .       Low         High
     ----------------                          ------       -----
     First Quarter  . . . . . . . . . . .      $ 4.50     $ 9.00
     Second Quarter   . . . . . . . . . .        2.50       4.50
     Third Quarter  . . . . . . . . . . .        2.88       4.50
     Fourth Quarter   . . . . . . . . . .        3.38       4.50

     Fiscal Year 1996
     ----------------
     First Quarter  . . . . . . . . . . .        3.00       3.50
     Second Quarter   . . . . . . . . . .        3.00       3.88
     Third Quarter  . . . . . . . . . . .        2.75       3.75
     Fourth Quarter   . . . . . . . . . .        1.75       2.50

    On September 20, 1996, the closing bid price for the Company's Preferred Stock was $1.25 per share. The Company believes that its Preferred Stock is held of record and beneficially by approximately 200 to 300 persons.

    The Preferred Stock is convertible at any time at the option of the holder into shares of Common Stock at a ratio of 1.25 shares of Common Stock for each share of Preferred Stock converted. As of September 20, 1996, 120,460 shares of the Preferred Stock had been converted into 150,575 shares of Common Stock and 329,540 shares of Preferred Stock were outstanding. The Company currently intends to continue to pay dividends on its Preferred Stock by issuing Common Stock.

    Holders of shares of the Preferred Stock are entitled to receive, when and if declared by the Board of Directors, out of funds legally available therefore, cash dividends or cash equivalent value stock dividends of Common Stock at the rate of $.90 per share per annum, payable in semi-annual installments on June 30 and December 31. The number of shares of Common Stock to be issued as a stock dividend is determined by the current market price of a share of Common Stock on the record date for such stock dividend. During calendar 1994, 1995, and 1996, dividends on the Preferred Stock were paid by issuing Common Stock (except for certain small holders who received the dividend in cash).

    The Company has neither paid nor declared any cash or other dividends on its shares of Common Stock since inception and management does not presently anticipate that dividends will be paid on its shares of Common Stock in the foreseeable future. The Company is required to pay dividends on the Preferred Stock before any dividends can be paid on the Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

                                                                         FISCAL YEAR ENDED
                                            ----------------------------------------------------------------------------
                                            JUNE 30, 1996    JULY 2, 1995    JULY 3, 1994   JUNE 27, 1993  JUNE 28, 1992
OPERATING DATA:

     Revenues                                 $40,129,443     $37,651,657     $37,008,494     $27,711,911    $22,726,670

     Net Income (Loss)                            $48,696     ($7,036,741)    ($8,359,981)    ($4,483,173)   ($1,090,256)

     Net Income (Loss) Per Common Share *          ($0.02)         ($0.82)         ($1.10)         ($0.68)        ($0.19)

BALANCE SHEET DATA (end of period)

     Total Assets                             $25,864,710     $17,672,244     $20,133,288     $12,916,257     $9,839,039

     Long-term Debt                           $10,767,894      $1,708,654      $1,507,439        $987,607       $567,925

*  After giving effect to preferred stock dividends.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    Effective July 1, 1994, the Company exchanged 4,600,000 shares of the Company's Common Stock for all of the issued and outstanding capital stock of Marco's Mexican Restaurants, Inc. ("Marco's). The merger was accounted for as a pooling-of-interests and, accordingly, the Company's Consolidated Financial Statements have been restated for all periods prior to the merger to combine the financial position and results of operations of Marco's with the Company. For additional information concerning business combinations, see Note 2 to Notes to Consolidated Financial Statements. Additionally, the Company acquired The Original Pasta Co. on January 26, 1996, Pete's Hospitality on August 24, 1993 and the Chris' & Pitt's product line on March 25, 1994. These acquisitions have been accounted for as purchases and, accordingly, the Company's Consolidated Financial Statements include the results of operations of the acquired companies from their respective dates of acquisition.

    The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to 1994, 1995 and 1996 are to the 53, 52 and 52 week periods ended July 3, 1994, July 2, 1995, and June 30, 1996, respectively.

    At the end of each fiscal year, the Company had the following restaurants in operation:


Restaurants:                                1996         1995        1994
-----------                                 ----         ----        ----
Marco's Mexican Restaurants                   23           22          20
Pasta Co. Restaurants                         13            -           -
Billy Blues Restaurant                         1            3           4
Longhorn Cafe                                  1            2           2
Pete's Restaurants                             2            2           2
Hotspurs                                       1            1           1
                                            ----         ----        ----

      Total                                   41           30          29
                                            ====         ====        ====

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated (i) operating results as a percentage of total revenues unless otherwise indicated and (ii) selected operating data.

                                                                   Fiscal Year Ended
                                                                   -----------------
                                                      June 30, 1996  July 2, 1995   July 3, 1994
                                                      -------------  ------------  -------------
   Statements of Operations Data:
   -----------------------------
    Revenues
      Restaurants                                          92.8%         91.9%         93.6%
      Food products                                         7.2           8.1           6.4
                                                          -----         -----         -----
    Total revenues                                        100.0         100.0         100.0

    Costs and expenses:
      Cost of restaurant revenues: (1)
        Cost of food and beverage                          29.4          30.3          29.8
        Labor and other operations                         58.0          62.2          61.5
                                                          -----         -----         -----
                                                           87.4          92.5          90.3
      Cost of food product revenues: (2)
        Cost of food products                              52.3          54.8          54.1
        Selling, marketing and distribution                38.8          50.4         106.3
                                                          -----         -----         -----
                                                           91.1         105.2         160.4

      General and administrative                            6.9           8.8          14.2
      Depreciation and amortization                         5.4           5.5           4.4
      Provision for restaurant closings                       -           7.6           2.5
      Merger and acquisition costs                            -             -           2.7
      Provision for doubtful accounts                         -             -           1.6

    Interest income                                          .4            .4            .4
    Interest (expense)                                     (2.1)         (2.2)         (1.4)
    Other non-operating income (expense)                    1.8            .8          ( .6)

    Income tax provision (benefit)                            -             -             -


    Net income (loss)                                       .1%         (19.5)%       (23.4)%

   Operating Data:
   --------------
    Restaurants open at end of period                        41            30            29
    Change in comparable restaurant revenues (3)            (.8)%        (6.8)%        (2.1)%

--------------------

(1) As a percentage of restaurant revenues.

(2) As a percentage of food product sales.

(3) Includes only restaurants open during the entire periods under comparison.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

    RESTAURANT REVENUES. Revenues increased $2,626,936 or 7.6% to $37,227,201 in 1996, as compared to $34,600,265 in 1995. Revenues attributable to the Pasta Co. Restaurants were $5,098,590. Remaining revenues decreased by $2,471,654 due to the closing or sale of four Billy Blues Restaurants and the sale of one Longhorn Cafe Restaurant partially offset by the opening of two Marco's Restaurants during 1995 and one in 1996. Comparable restaurant revenues declined by .8% for fiscal 1996.

For fiscal 1995, comparable restaurant revenues had declined by 6.8%. Management believes that improvement in same store sales will continue into fiscal 1997 due to new marketing programs, new menu items, remodeling and other enhancements. In addition, menu prices may be increased within the next year to partially offset an increase in the federal minimum wage.

Approximately 16% of restaurant revenues were derived from the sale of alcoholic beverages for fiscal 1996 and 1995.

    FOOD PRODUCTS REVENUES. Revenues declined by $149,150 due to the fact that during fiscal 1996, the Company discontinued service to certain accounts which had proved to be unprofitable.

    COST OF RESTAURANT REVENUES. Costs of food and beverage revenues as a percentage of restaurant sales declined from 30.3% in 1995 to 29.4% in 1996. The decrease is due to operational efficiencies implemented by management, new buying programs, and the introduction of new menu items with lower cost percentages. Significant changes in this percentage are not anticipated for fiscal 1997. However, management is unable to predict future meat and other product costs or the impact of any increases in such costs on the Company's future results of operations.

Labor and other restaurant operations include all other unit-level operating expenses, comprised principally of labor and benefits, operating supplies, rent, utilities, repair and maintenance, pre-opening expenses, advertising and other costs. A substantial portion of these expenses are fixed or indirectly variable. These costs declined as a percentage of restaurant revenues from 62.2% in 1995 to 58% in 1996 due to disproportionally higher expenses associated with the Billy Blues Restaurants which were closed or sold.

    COST OF FOOD PRODUCTS REVENUES. The cost of food products as a percentage of food product revenues decreased from 54.8% in 1995, to 52.3% in 1996 due operational efficiencies implemented in 1996.

    SELLING, MARKETING AND DISTRIBUTION. These expenses, related to the sale of food products, decreased from 50.4% in 1995 to 38.8% in 1996 due to reductions in promotions and allowances granted to customers as well as efficiencies gained in distribution expenses such as warehousing and freight.

    GENERAL AND ADMINISTRATIVE EXPENSE. These expenses decreased by $568,757 from $3,321,296 in 1995, to $2,752,539 in 1996 due to cost reductions implemented by management in fiscal 1995, which included the elimination of personnel and a consolidation of corporate offices.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $2,071,972 in 1995 to $2,178,218 in 1996. Of this amount, $456,696 was associated with The Original Pasta Co. The remaining decline of $350,450 is due to the closure or sale of Billy Blues Restaurants and to assets becoming fully depreciated or amortized.

    PROVISION FOR CLOSED RESTAURANTS. In 1995, the Company recorded a provision for restaurant closings of approximately $2.9 million as a result of management's decision to either close or sell its interest in four Billy Blues Restaurants. The provision included the write-down of assets to net realizable value as well as estimated amounts for lease and other obligations associated with the restaurants. The Company utilized substantially all of the provision by the end of fiscal 1996.

    INTEREST INCOME. Interest income of $166,566 in fiscal 1996 and $156,550 in fiscal 1995 resulted primarily from a note receivable from Mr. Bombaywala.

    INTEREST EXPENSE. Interest expense increased from $813,153 in 1995 to $850,224 in 1996 due to $257,352 in interest associated with notes associated with The Original Pasta Co., offset by a decrease of $220,281 of interest on other debt due to principal reductions made on such debt.

    LOSS ON CONVERSION OF DEBT TO EQUITY. In May of 1995, the Company offered its Debentureholders the right to convert the principal and accrued interest owed on their Debentures into Common Stock at a modified conversion rate of $2.3125 of Debenture principal and interest for one share of Common Stock, as opposed to the stated conversion rate of $5.00 per share. Debentureholders owed an aggregate of approximately $2.5 million agreed to the conversion and were issued an aggregate of 1,093,904 shares of Common Stock. The Company recorded a loss on conversion of approximately $1.3 million, which is equal to the market value of the shares actually issued less the market value of the shares which would have been issued had the conversion been at the stated conversion rate.

    OTHER INCOME, NET. Other income, net, increased by $399,100 from 1995 to 1996 due to a gain of approximately $150,000 on the sale of a Longhorn Cafe restaurant, with the balance of the increase due primarily to consulting fees charged to Pasta Co. prior to its acquisition.

    EXTRAORDINARY ITEM. A note payable for the purchase of the Chris' & Pitt's product line was paid off at a discount from the face amount of the note plus accrued interest. The amount of the discount is reported as a gain on extinguishment of debt in fiscal 1995.

    INCOME TAXES. The Company had no income tax provision nor benefit in 1995 or 1996.

    NET INCOME (LOSS). As a result of the changes in the relationships between revenues and costs and expenses described above, the Company recorded a net loss of $7,036,741 in 1995 and net income of $48,696 in 1996.

    Management's plans to continue to achieve profitability include the following:

    o Increasing revenues in existing restaurants by remodeling certain Marco's Restaurants and by improving marketing programs and customer service.

    o Increasing revenues from the sale of food products by reinforcing existing markets, expanding distribution to new market areas, introducing more aggressive marketing programs, adding methods of distribution and developing new products.

    o    The opening of new restaurants.

    o    The acquisition of profitable restaurants.

    o Continued reduction of operating expenses through improved cost controls.

    o    Continued reduction of general and administrative expenses.


FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

    REVENUES. Total revenues increased $643,163 or 1.7% to $37,651,657, in 1995, as compared to $37,008,494 in 1994. Food product sales increased by approximately $750,000 while restaurant sales decreased by approximately $100,000. The increase in food product revenues of 30% is due to the acquisition of the Chris' & Pitt's product line in March 1994. Restaurant revenues were impacted by the following combination of factors:

    o    Fiscal 1994 included 53 weeks, while fiscal 1995 included 52 weeks.

    o The acquisition of two Pete's Barbecue and one Hotspurs restaurant in August of 1993.

    o    The sale of a Longhorn Cafe restaurant in fiscal 1994.

    o Heavy promotional activity in Billy Blues restaurants in fiscal 1994 which resulted in higher than normal sales volumes during that time.

    o    The opening of a Billy Blues restaurant in early fiscal 1995.

    o Declining sales volumes in a number of Billy Blues restaurants. Of the five Billy Blues restaurants that were in operation during fiscal 1995, four have now been either closed, subleased or the Company is negotiating sale of its interest.

    o The opening of two new Marco's restaurants in fiscal 1994 and two in fiscal 1995.

    o    A decline in comparable restaurant revenues of 6.8%.

Approximately 16% of restaurant revenues were derived from the sale of alcoholic beverages for fiscal 1995 and 1994.

    COST OF RESTAURANT REVENUES. Costs of restaurant food and beverage as a percentage of restaurant sales remained almost constant from 1994 to 1995 at just over 30%. Cost increases were offset by improvements in buying programs and purchasing power.

    Labor and other restaurant operations include all other unit-level operating expenses, comprised principally of labor and benefits, operating supplies, rent, utilities, repair and maintenance, entertainment expenses, pre-opening expenses, advertising and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs increased as a percentage of restaurant revenues to 62.2% in 1995 from 61.5% in 1994. This increase resulted primarily from lower sales volumes per restaurant.

    COST OF FOOD PRODUCTS REVENUES. Costs of food products as a percentage of food product revenues increased from 54.1% in 1994 to 54.8% in 1995. The increase is due primarily to increases in packaging costs.

    Selling, marketing and distribution expenses as a percent of food product revenues improved from 106.3% in 1994 to 50.4% in 1995. Approximately half of this decrease is due to costs related to a change in the packaging of Billy Blues Barbecue Sauce in 1994. The remainder of the decrease is due primarily to reductions in marketing and other costs implemented by management in fiscal 1995.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $1,936,524 from $5,257,820 in 1994 to $3,321,296 in 1995. A portion of this decrease is due to combining corporate offices at the beginning of fiscal 1995, which eliminated duplicate expenditures and personnel. The balance of the decrease is due to cost reductions implemented by management in fiscal 1995, which included a significant reduction in corporate salaries.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $1,622,554 in 1994 to $2,071,972 in 1995. The increase was due to the opening and purchase of new restaurants.

    PROVISION FOR CLOSED RESTAURANTS. In the fourth quarter of 1995, the Company recorded a provision for restaurant closings of approximately $2.9 million as a result of management's decision to either close or sell its interest in four Billy Blues Restaurants. The provision includes the write-down of assets to net realizable value as well as estimated amounts for lease and other obligations associated with the restaurants.

    In fiscal 1994, a provision for restaurant closings of $930,691 was recorded as a result of management's reassessment of the feasibility of opening new restaurants for which the Company had already made financial commitments. Also included in this provision was a reserve for the settlement of a lease related to a closed Billy Blues Restaurant.

    MERGER AND ACQUISITION COSTS. In fiscal 1994, the Company recorded merger and acquisition costs related to the acquisition of Marco's. Such costs included investment banking fees, legal and accounting fees, stock registration expenses, severance costs and other expenses.

    PROVISION FOR DOUBTFUL ACCOUNTS. In fiscal 1994, the Company reevaluated certain notes and accounts receivable and recorded valuation allowances based on estimated net realizable values. No additional provision was recorded during fiscal 1995.

    INTEREST INCOME. Interest income of $156,550 in fiscal 1995 and $129,728 in fiscal 1994 resulted from a note receivable from Mr. Bombaywala.

    INTEREST EXPENSE. Interest expense increased from $511,826 in 1994 to $813,153 in 1995 primarily due to increases in long-term debt associated with the acquisition of the Chris' & Pitt's product line. This debt included the Subordinated Debentures and a note associated with the acquisition of the Chris' & Pitt's product line, both issued in March 1994. The balance of the Chris' & Pitt's note to was paid from the proceeds of the Subordinated Notes issue in December 1994.

    LOSS ON CONVERSION OF DEBT TO EQUITY. In May of 1995, the Company offered its Debentureholders the right to convert the principal and accrued interest owed on their Debentures into Common Stock at a modified conversion rate of $2.3125 of Debenture principal and interest for one share of Common Stock, as opposed to the stated conversion rate of $5.00 per share. Debentureholders owed an aggregate of approximately $2.5 million agreed to the conversion and were issued an aggregate of 1,093,904 shares of Common Stock. The Company recorded a loss on conversion of approximately $1.3 million, which is equal to the market value of the shares actually issued less the market value of the shares which would have been issued had the conversion been at the stated conversion rate.

    EXTRAORDINARY ITEM. The note for the purchase of the Chris' & Pitt's product line was paid off at a discount from the face amount of the note plus accrued interest. The amount of the discount is reported as a gain on extinguishment of debt in fiscal 1995.

    INCOME TAXES. The Company had an income tax benefit in fiscal 1994 related to Marco's and had no tax provision nor benefit in 1995.

    NET LOSS. As a result of the changes in the relationships between revenues and costs and expenses described above, the Company's net loss decreased from $8,359,981 in 1994 to $7,036,741 in 1995.


LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has incurred losses from operations and, as of June 30, 1996, has an accumulated deficit of $19,400,310.

    During 1996, net cash flow from operating activities totaled $1,346,354 primarily due to depreciation and amortization added back to net income, offset by a reduction in accrued liabilities. Investing activities utilized $1,616,660 of cash, principally resulting from purchases of property and equipment. Financing activities utilized $1,368,257 of cash, primarily due to net payments on borrowings.

    For fiscal 1995, operating activities utilized $1,340,986 of cash, primarily due to a net loss less non-cash expenses. Investing activities utilized $612,575 in cash due to purchases of property and equipment of approximately $1.4 million offset by a $756,000 collection on a note receivable. Financing activities provided $3,523,580 in cash primarily due to the issuance of common stock and an increase in net borrowings.

    For fiscal 1994, operating activities utilized $1,854,535 of cash, primarily due to a net loss less non-cash expenses. Investing activities utilized $6,534,228 of cash due primarily to purchases of property and equipment and the acquisition of Pete's Hospitality, Inc. Financing activities generated $7,167,785 in cash due primarily to the issuance of common stock and debentures.

    In March of 1996, the Company received proceeds from a $1.2 million bank loan, of which approximately $860,000 was used to pay off an existing loan.

    In June 1995, the Company received proceeds from a $1.0 million loan from an unaffiliated foreign corporation and approximately $1.1 million from a private placement of Common Stock.

    As of June 30, 1996, the Company had negative working capital of $4,484,903, as compared to $7,217,233 on July 2, 1995. The improvement is due primarily to the extension to July 1997 of $3 million in Subordinated Notes which were classified as a current liability at July 2, 1995.

    FISCAL 1997 CAPITAL REQUIREMENTS.

    The Company has a working capital deficit of approximately $4.5 million at June 30, 1996. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt.

    Management's plans include the following:

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

    o    Franchising new restaurants.

    o    Maintaining cost controls while increasing revenues.

    o    Obtaining additional equity capital or debt financing.

    o Refinancing debt, primarily $3 million in subordinated notes due in July of 1997.

    The material capital commitments of the Company for fiscal 1997 are as follows:

    o Accumulation of funds for the payment of the principal of the $3 million 12% Subordinated Notes due July 31, 1997.

    o    Opening new Marco's and Pasta Co. Restaurants.

    o    Remodeling Marco's Restaurants.

    o Reduction of the Company's working capital deficit, including payments on notes, accounts payable and accrued liabilities.

    Plans for fiscal 1997 include opening one new Marco's Restaurant and four new Pasta Co. Restaurants. Both Marco's and Pasta Co. Restaurants require an initial capital investment of approximately $400,000, or a total investment of approximately $2,000,000 to open five restaurants. Of this amount, the Company expects that approximately half can be financed using the acquired assets as collateral. The Company intends to finance the balance either through cash flow from operations, from additional borrowings or from the sale of equity. There is no assurance that such funds will be available on a timely basis. The actual number of new restaurants opened will depend upon the availability of capital.

    The Company expects to continue to achieve positive cash flow from operations in fiscal 1997, principally from its Marco's and Pasta Co. Restaurants. However, cash generated from operations may not be sufficient to meet all of its fiscal 1997 capital commitments set forth above. Without debt refinancing or additional debt or equity financing in the short-term, the Company may not be able to (i) repay the $3 million in 12% Subordinated Notes due July 31, 1997, (ii) meet its targeted expansion goals, and (iii) reduce its current working capital deficit.

    NEW ACCOUNTING STANDARDS. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" which establishes accounting and reporting standards for stock-based employee compensation plans. Companies are encouraged to utilize the fair-value method to measure stock based compensation but may continue to utilize the methods prescribed by APB Opinion No. 25 and disclose the pro-forma effects of the SFAS No. 123 method. The Company has decided to adopt the disclosure requirements of SFAS No. 123.

    In June 1996, the FASB Issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which uses a "financial components" approach that focuses on content and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The pronouncement is effective for transactions occurring after December 31, 1996.

    FORWARD LOOKING INFORMATION. The statements continued in this report on Form 10-K ("Annual Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations", "Liquidity and Capital Resources" and "Fiscal 1997 Capital Requirements" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those contemplated by such forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS.

    The financial information required by this Item is found beginning at page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There were no changes in or disagreements with accountants on accounting and financial disclosure covered by this report.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth the names, ages, titles and dates of employment of the members of the Board of Directors and the executive officers of the Company.

                                                                                       Employed
 Name                       Age          Position                                        Since
 ----                       ---          --------                                        -----
Ghulam Bombaywala            41    Chairman of the Board, Chief Executive Officer        1994
                                     and Director
Angelo Pitillo               59    President, Chief Operating Officer and Director       1994
Thomas J. Buckley            49    Chief Financial Officer and Secretary                 1994
Michael S. Chadwick          44    Director                                              1994
Nico B. Letschert(2)         41    Director                                              1994
Philip M. Mount(1)(2)        38    Director                                              1994
Sarosh J. Collector(1)(2)    49    Director                                              1995

------------------------------

(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Compensation Committee of the Board of Directors.

    GHULAM BOMBAYWALA was elected as a director of the Company on August 5, 1994. Effective September 21, 1994, Mr. Bombaywala was elected Chairman of the Board of Directors and Chief Executive Officer of the Company. Since 1984, Mr. Bombaywala has served as President and sole director of Marco's. Mr. Bombaywala also served as President and Chairman of the Board of Directors of the publicly traded Two Pesos, Inc. from April 1990 to June 1993 when it was sold to Taco Cabana, Inc. Mr. Bombaywala is also a shareholder and President of SPP, Inc., the holder of a chain of James Coney Island restaurants serving hot dogs and chili. Mr. Bombaywala serves on the Board of Directors of the Sam Houston Area Boy Scouts of America, the Fort Bend Independent School District Education Foundation and the Conrad N. Hilton College of Hotel & Restaurant Management of the University of Houston.

    ANGELO PITILLO was elected President and Chief Operating Officer in September 1994 and has been a director of the Company since March 17, 1995. From 1989 to 1993, Mr. Pitillo served as President of Prufrock Restaurants, Inc., where his responsibilities included management of the Black-Eyed Pea Restaurant division. From 1976 to 1989, Mr. Pitillo served as Senior Vice President and Regional Vice President of Jerrico, Inc. While with Jerrico, Inc., Mr. Pitillo supervised various restaurant divisions, including Long John Silver's, Florenz and Fazzoli's. Mr. Pitillo has over 30 years of experience in the restaurant and hospitality industry, including the development of fast food, full service and catering concepts.

    THOMAS J. BUCKLEY was elected Chief Financial Officer and Secretary of the Company in December 1994. From May 1990 to January 1994, Mr. Buckley was Vice President - Finance and Franchising of Western Sizzlin, Inc. ("WSI"), a restaurant franchising and operating company. From 1986 to 1989, Mr. Buckley was President of SDO, Inc., a regional franchising company. From 1980 to 1985, Mr. Buckley was Executive Vice President and a director of the publicly traded USACafes, franchisor and operator of Bonanza Restaurants. Mr. Buckley has over 15 years experience in the restaurant industry and extensive experience in franchising. Mr. Buckley received a B.S. degree in accounting from the University of New Orleans.

    MICHAEL S. CHADWICK has served as a director of the Company since August 1994. Mr. Chadwick is Senior Vice President and a Managing Director of the Corporate Finance Department of Sanders Morris Mundy Inc., a Houston-based financial services and investment banking firm. From 1988 to August 1994, Mr. Chadwick served as President and Co-Owner of Chadwick, Chambers & Associates, Inc., an investment and merchant banking firm specializing in corporate finance services. From 1984 to 1988, Mr. Chadwick served as Vice President, Corporate Finance at Lovett Mitchell Webb & Garrison, Inc., a Houston-based investment banking firm. Mr. Chadwick has been engaged in investment banking since 1978. Mr. Chadwick presently serves on the Board of Directors of Blue Dolphin Energy Company, a publicly traded corporation, Moody-Price, Inc., and

Brazos Sportswear, Inc. Mr. Chadwick received an M.B.A. in finance from Southern Methodist University and a B.A. degree in economics from the University of Texas.

    NICO B. LETSCHERT was elected to the Board of Directors in September 1994 and serves as a member of the Compensation Committee of the Board of Directors. Mr. Letschert is currently the CEO of Noesis Capital Corp., a Florida-based investment banking and money management firm that Mr. Letschert started in 1995. From 1984 until July 1995, Mr. Letschert was President of Noble Investment Co. of Palm Beach. A native of The Netherlands, Mr. Letschert began his career on the Amsterdam Stock Exchange before relocating to the U.S. and becoming involved with venture capital and corporate finance. Mr. Letshcert received his degree from the Dutch Institute for Banking and Finance and is a Certified Financial Planner. He also serves on the Board of Directors of the following publicly traded corporations: Capitol Multimedia, Inc., Futuremedia PLC and Foodquest.

    PHILIP M. MOUNT has been a director of the Company since August 5, 1994 and is a partner with the law firm of Kelly, Sutter, Mount & Kendrick. Mr. Mount currently serves as a member of the Audit and Compensation Committees of the Board of Directors. Mr. Mount has engaged in the practice of law in Houston, Texas since 1983. Mr. Mount's principal areas of practice are corporate finance and securities. Mr. Mount received his B.B.A. with honors from the University of Texas at Austin in 1980 and a J.D. from the University of Houston College of Law in 1983. From August 1990 until its acquisition in 1993, Mr. Mount served as a director and a member of the Compensation and Executive Committees of Two Pesos, Inc., a publicly traded Houston, Texas based restaurant company.

    SAROSH J. COLLECTOR has been a director of the Company since March 17, 1995 and currently serves as a member of the Audit and Compensation Committees of the Board of Directors. Mr. Collector is a certified public accountant and has served as President of the accounting firm of Collector, Dart & Moore P.C. since 1987. From 1986 to 1987, Mr. Collector was a manager with the accounting firm of Spicer & Oppenheim, and from 1981 to 1986 served as a partner with the accounting firm of Malow Cohen & Co. Mr. Collector's principal areas of practice are taxation, business consulting and business valuation. Mr. Collector also served as a director of Two Pesos, Inc., a publicly traded corporation, from April 1990 to August 1993.

COMMITTEES AND FEES

    The Board of Directors of the Company has established an Audit Committee and a Compensation Committee. The purpose of the Audit Committee is to review and make recommendations to the Board of Directors with respect to the engagement of the Company's independent public accountants, reviewing with such accountants the plans for and the results and scope of the auditing engagement and certain other matters relating to the services provided to the Company, including the independence of such accountants. The Audit Committee held no meetings during the fiscal year ended June 30, 1996.

    The Compensation Committee reviews on behalf of, and makes recommendations to, the Board of Directors with respect to compensation of executive officers and key employees of the Company and administers the Company's 1992 and 1994 Stock Compensation Plans (the "Stock Compensation Plans"). All actions undertaken by the Compensation Committee during the last fiscal year were effected by unanimous consent in lieu of holding scheduled or special meetings.

    Each director who is not an employee of the Company is paid $250 for each meeting of the Board of Directors attended (exclusive of telephonic meetings) and $250 for each meeting of a Committee of the Board of Directors attended (exclusive of committee meetings occurring on the same day as Board Meetings), and are reimbursed for expenses incurred in attending such meetings. Directors who are employees of the Company are not paid any additional compensation for attendance at Board of Directors or Committee meetings. During fiscal 1996, the Board of Directors held its annual meeting on January 9, 1996, conducted meetings in March and May of 1996 and approved actions undertaken by management of the Company by unanimous consent in lieu of meetings on three separate occasions.

SECTION 16 REPORTS

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission (the "Commission").

    Based solely on its review of the copies of such report forms received by it with respect to fiscal year 1996, or written representations from certain reporting persons, except as set forth below, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act. Ghulam Bombaywala, an officer and director of the Company, failed to timely file his Form 4 - Statement of Changes in Beneficial Ownership of Securities with the Commission in February 1996. Sarosh J. Collector also failed to timely file a Form 4 - in July of 1996. Angelo Pitillo, an executive officer and director of the Company, and Thomas Buckley, an executive officer of the Company, failed to timely file Form 4 in July 1996. In addition, all directors and executive officers of the Company each failed to timely file Form 5 - Annual Changes in Beneficial Ownership of Securities for fiscal 1995. All late reports were filed in September of 1996.


ITEM 11.     EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION INFORMATION

    The following table sets forth certain information regarding all cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as other compensation paid or accrued, during the Company's fiscal year ended June 30, 1996, to the Company's Chief Executive officer and to those other executive officers who received salary and bonus compensation in excess of $100,000 during the fiscal year (the "named executive officers").


                   [This space is intentionally left blank.]

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term Compensation
                                            Annual Compensation                       Awards                   Payouts
                                         --------------------------        -----------------------------      ---------
                                                                           Restricted      Securities
                                                            Other Annual     Stock        Underlying         LTIP      All Other
                                                           Compensation(1)  Award(s)     Options/SARs(2)    Payouts   Compensation
Name and Principal Position     Year   Salary($)  Bonus($)       ($)          ($)             (#)             ($)         ($)
---------------------------     ----   ---------  -------- --------------  ----------    ---------------    -------   ------------
Ghulam Bombaywala, Chairman of  1996     $  -0-    $ -0-      $ -0-          $ -0-             -0-           -0-            $ -0-
 the Board and Chief Executive  1995        -0-      -0-        -0-            -0-             -0-           -0-              -0-
 Officer*                       1994    610,000      -0-        -0-            -0-             -0-           -0-        2,175,310


Angelo Pitillo, President       1996   $150,000    $ -0-      $ -0-          $ -0-         250,000           -0-            $ -0-
 Chief Operating Officer        1995    121,154      -0-        -0-            -0-         250,000           -0-              -0-
                                1994        -0-      -0-        -0-            -0-             -0-           -0-              -0-


*Mr. Bombaywala served as Chief Executive Officer of Marco's during the Company's fiscal year ended July 3, 1994. On July 1, 1994, the Company and Marco's entered into a share exchange transaction whereby Marco's became a wholly-owned subsidiary of the Company. Effective September 1, 1994, Mr. Bombaywala was elected Chairman of the Board and Chief Executive Officer of the Company. Mr. Bombaywala's compensation as Chief Executive Officer of Marco's for the period beginning June 29, 1993 and ending July 3, 1994 is reported in the above table.
(1) Excludes certain incidental perquisites, the total of which did not exceed the lesser of $50,000 or 10% of cash compensation for any named individual.
(2) Incentive stock options to acquire shares of Common Stock pursuant to the Company's Stock Compensation Plan. See "Report on Repricing of Options/SARS".

OPTION GRANTS DURING FISCAL YEAR 1996

    The following table provides information related to options to acquire shares of Common Stock granted to the Chief Executive Officer and the other named executive officers of the Company referenced in the Summary Compensation Table, above, during fiscal year 1996. The Company does not have any outstanding Stock Appreciation Rights ("SARs").

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                           Individual Grants                                 Potential Realizable
                                                           -----------------                                 value at assumed
                                                                                                             annual rates of stock
                                                                                                             price appreciation
                                                                                                             for option term
                                                                                                             ---------------
                               Number of Securities         % of Total Options/      Exercise or
                                Underlying Options/           SARs Granted to         Base Price  Expiration
Name                          SARs Granted (#) (1)(2)     Employees in Fiscal Year    ($/Sh)(3)      Date       5%($)       10%($)
----                          -----------------------     ------------------------    ----------  ------------  -----       ------
Ghulam Bombaywala. . . .                 -0-                        -0-%                  N/A        N/A         N/A         N/A
Angelo Pitillo   . . . .             250,000                         54%                $  1.00      12/99       $ -0-     $ 12,500

-----------------------------------------

(1) Incentive stock options to acquire shares of Common Stock granted pursuant to the Company's Stock Compensation Plan, for a term of five years from date of grant. Options issued to Mr. Pitillo vest at the rate of 20% per year commencing one year from the date of the original grant, are nontransferable and are subject to termination under certain conditions upon cessation of employment.
(2) On December 29, 1994, the Company granted options to purchase 250,000 shares of Common Stock at a purchase price of $2.00 per share to Mr. Pitillo. On May 17, 1996, these options were canceled and new options were issued to Mr. Pitillo to purchase 250,000 shares of Common Stock at a purchase price of $1.00 per share. See "Reports on Repricing of Options/SARS".
(3) The exercise price per share of each option granted in 1996 was equal to or greater than 100% of the fair market value of the Common Stock on the date of grant pursuant to the requirements of the Stock Compensation Plan.

OPTION EXERCISES AND 1996 FISCAL YEAR END HOLDINGS

    The following table sets forth information with respect to options exercised by named executive officers of the Company referenced in the Summary Compensation Table, above, during fiscal year 1996 and the number and value of options held at fiscal year end.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                 Number of Securities          Value of Unexercised
                                                                Underlying Unexercised       In-the-Money Options/SARs
                                                               Options/SARs at FY-End(#)           At FY-End($)          (1)
                         Shares Acquired                       -------------------------     -----------------------------
Name                      On Exercise(#)   Value Realized($)   Exercisable  Unexercisable    Exercisable Unexercisable
----                      --------------   -----------------   -----------  -------------    ----------- -------------
Ghulam Bombaywala. . . .       -0-             $ -0-                 -0-          -0-              N/A          N/A
Angelo Pitillo   . . . .       -0-               -0-              50,000       200,000           $ -0-        $ -0-

---------------

(1) The closing bid price for the Company's Common Stock as reported by NASDAQ SmallCap Market on June 28, 1996 was $0.69 per share. The indicated value is calculated on the basis of the difference between the option exercise price per share and $0.69, multiplied by the number of shares of Common Stock underlying each option.


REPORT ON REPRICING OF OPTIONS/SARS

    In December 1994, the Compensation Committee of the Board of Directors canceled all options originally issued to Angelo Pitillo, President and Chief Operating Officer, under the Stock Compensation Plan for the purpose of reissuing the canceled options at a lower exercise price. The options, prior to cancellation, were issued with an exercise price of $4.83 per share and would have expired in September 1999. As a result of the decline in the value of the Company's Common Stock within two months of Mr. Pitillo's employment by the Company, the Compensation Committee of the Board of Directors decided that it would be in the best interests of the Company to cancel and reissue the options to purchase the identical number of shares at an exercise price of $2.00 to encourage Mr. Pitillo to remain in the employ of the Company and to provide additional incentive for him to continue to promote the success and business of the Company. Due to the continued decline in the value of the Company's Common Stock, the Board of Directors decided that it would be in the best interests of the Company to cancel and reissue the options to purchase the identical number of shares at an exercise price of $1.00 to encourage Mr. Pitillo to remain in the employ of the Company and as an incentive for him to continue to promote the success and business of the Company.

                         TEN-YEAR OPTION/SAR REPRICINGS

----------------------------------------------------------------------------------------------------------------
NAME                DATE                NUMBER OF    PER SHARE    EXERCISE PRICE   NEW         LENGTH OF
                                        SECURITIES   MARKET PRICE AT TIME OF       EXERCISE    ORIGINAL OPTION
                                        UNDERLYING   OF STOCK AT  REPRICING        PRICE       TERM REMAINING AT
                                        OPTIONS      TIME OF                                   DATE OF REPRICING
                                        REPRICED     REPRICING                                 OR AMENDMENT
----------------------------------------------------------------------------------------------------------------
Angelo   Pitillo,   December 29, 1994      250,000       $2.00        $4.63         $2.00      58 months
President
----------------------------------------------------------------------------------------------------------------
Angelo   Pitillo,   May 17, 1996           250,000       $0.75        $2.00         $1.00      43 months
President
----------------------------------------------------------------------------------------------------------------
Thomas Buckley,     May 17, 1996           100,000       $0.75        $2.00         $1.00      43 months
  Chief Financial
  Officer
----------------------------------------------------------------------------------------------------------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Company is comprised of three persons selected by the Board of Directors. Throughout fiscal 1996, Philip M. Mount, Nico B. Letschert and Sarosh Collector served on the Compensation Committee. Philip M. Mount, a director of the Company and a member of the Company's Audit and Compensation Committees, is a shareholder of Kelly, Sutter, Mount & Kendrick, P.C. ("KSMK"). Nico B. Letschert was the sole owner and President of Noble Investment Co. of Palm Beach ("Noble") and is the Chief Executive Officer of Noesis Capital Corp. ("Noesis"). Michael S. Chadwick is Senior Vice President and a Managing Director of Corporate Finance of Sanders Morris Mundy, Inc., a Houston based financial services and investment banking firm ("SMM"). See, "Item 13. Certain Relationships and Related Transactions".

    During fiscal 1995 and 1996, KSMK rendered legal services as counsel to the Company. In June of 1995, the Company issued 100,000 shares of Common Stock to KSMK as partial payment for outstanding invoices. In February, 1996, the Company issued an additional 100,000 shares of Common Stock to KSMK as payment for legal services. Mr. Mount disclaims any beneficial ownership in the shares issued to KSMK. See, "Item 13. Certain Relationships and Related Transactions".

    Noble received approximately $191,880 in commissions and a nonaccountable expense allowance in connection with the Company's 1995 Reg S Offering. Also in connection with the offering, the Company issued to Noble warrants to purchase 71,250 shares of Common Stock at an exercise price of $3.00 per share, which expire on May 31, 1997. The warrants were subsequently assigned to Mr. Letschert. See, "Description of Business - Recent Financings". In August 1995, the Company entered into an eight-month financial advisory agreement with Noesis providing for a $5,000 per month advisory fee. See, "Item 13. Certain Relationships and Related Transactions".

    In December 1994, in connection with the offering of the Company's $3 million Subordinated Notes, SMM received approximately $250,000 as a placement fee. Also in connection with the offering, the Company entered into an eighteen month advisory agreement with SMM calling for payments of $10,000 per month and issued options to purchase 150,000 shares of common stock at an exercise price of $2.50 per share which expire on December 31, 1999. In March of 1996, the payment terms of the Subordinated Notes was extended, the advisory agreement was extended through July of 1997 at a rate of $5,000 per month and the exercise price of the warrants was reduced to $1.00 per share. See, "Description of Business - Recent Financings".


EMPLOYMENT AGREEMENTS

    On May 26, 1992, the Company entered into an employment agreement with John
H. Coleman, III, (the "Coleman Agreement"). The Coleman Agreement provided for an annual base salary and health, medical and life insurance benefits and allowed participation in the Company's employee benefit plans. The Coleman Agreement was for a term ending April 30, 1997, subject to certain specified termination provisions, and provided for employment on a full time basis. The Coleman Agreement originally provided that in the event of a termination without cause, or upon a change of control, Mr. Coleman would be entitled to receive 100% of his base salary for six months and 50% of his salary for an additional six months thereafter. On June 15, 1994, the Coleman Agreement was amended to provide that if Mr. Coleman was terminated for any reason other than for death, disability, or for cause by the Company Mr. Coleman would be entitled to receive his full salary for the remaining term of the agreement which was increased to $125,000 per year. In June 1995, the Company terminated the Coleman Agreement in accordance with specified termination provisions, and terminated the employment of Mr. Coleman. The Company is no longer paying salary nor providing benefits to Mr. Coleman.

    Effective July 1, 1994, the Company entered into an employment agreement (the "Bombaywala Agreement") with Ghulam Bombaywala, Chairman of the Board, Chief Executive Officer and a director of the Company. Under the terms of the Bombaywala Agreement, Mr. Bombaywala is entitled to receive an annual salary of $60,000 plus annual cost of living increases. In addition, Mr. Bombaywala is entitled to receive a bonus in an amount based on such factors as the Board of Directors of the Company may elect to consider. Mr. Bombaywala has elected not to accept any salary due and owing to him under this agreement for an indefinite period of time. The Bombaywala Agreement also provides for health, medical and life insurance benefits and allows participation in the Company's employee benefit plans. The Bombaywala Agreement is for a term ending April 30, 1997, subject to certain specified termination provisions similar to the Coleman Agreement, and provides for employment on a full time basis. The Bombaywala Agreement contains provisions, relating to payments upon termination and payment of bonuses. The non-competition provisions of the Bombaywala Agreement provide that upon termination, Mr. Bombaywala will not engage or participate in a barbecue or Mexican restaurant business within a radius of ten miles of any existing or proposed barbecue or Mexican restaurant owned, licensed, managed or operated by the Company as of the termination date of the Bombaywala Agreement. No bonuses have been awarded to Mr. Bombaywala under the Bombaywala Agreement.


REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee, currently consisting of Messrs. Mount, Collector and Letschert, determines the compensation of the Company's executive officers, consisting of Messrs. Bombaywala (C.E.O.), Pitillo (President) and Buckley (C.F.O.).

    Mr. Bombaywala decided not to receive a salary or bonus in neither fiscal 1995 nor fiscal 1996 due to the fact that the Company has been and is in the process of a "turnaround." Mr. Bombaywala is not currently receiving a salary under the Bombaywala Agreement for fiscal 1997. Mr. Bombaywala owns 6,286,667 shares of the Company's Common Stock or approximately 46.8% of the outstanding shares. The Compensation Committee believes that Mr. Bombaywala is very motivated due to his stock ownership and commitment to the Company to represent the interests of all stockholders and maximize the performance of the Company. The Compensation Committee agreed with Mr. Bombaywala's decision to forego any salary or bonus during fiscal 1995 and 1996. The compensation which would have been payable to Mr. Bombaywala during fiscal years 1995 and 1996 was determined by the Bombaywala Agreement, which was negotiated between the Company and Mr. Bombaywala when Marco's was acquired in fiscal 1994.

    The Compensation Committee believes that salaries paid to Messrs. Pitillo and Buckley are reasonable, but less than competitive with amounts paid to executives with comparable qualifications, experience and responsibilities at companies of comparable size in light of their responsibilities and experience. Neither Mr. Pitillo nor Mr. Buckley received a bonus in fiscal 1995 or 1996, and both have received higher compensation packages in previous positions.
Both Messrs. Pitillo and Buckley have made a commitment to the Company in terms of using their best efforts to move the Company towards profitability and are willing to be rewarded through the appreciation of the Company's stock and through future bonuses, if and when determined by the Board of Directors of the Company or the Compensation Committee. In December 1994, Mr. Pitillo and Mr. Buckley received options to purchase 250,000 and 100,000 shares of Common Stock, respectively.

    The Compensation Committee plans to use the Company's Common Stock to retain and provide incentive to the Company's executive officers. The Board of Directors believes that significant stock ownership is a major factor in aligning the interests of management and shareholders.



                   [This space is intentionally left blank.]

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

    The graph set forth below compares the cumulative total shareholder return on the Company's Common Stock commencing on June 26, 1992 and ending on June 30, 1996 against the cumulative total return of the Nasdaq Stock Market and a peer group consisting of certain Nasdaq Stocks whose business activities fall within the same standard industrial classification code as the Company. The graph assumes a $100 investment in the Company's Common Stock and that all dividends paid by companies in each index were reinvested.


     [Comparison of Five-Year-Cumulative Total Returns Performance Graph]


                Total Shareholder Returns - Dividends Reinvested

                            Fiscal Year: June
                                                                           Annual Return Percentages
                                                                                   Years Ending
                                                      6/26/92 -
Company \ Index Name                                  6/30/92         6/30/93         6/30/94         6/30/95         6/28/96
=============================================================================================================================
WATERMARC FOOD MGMT CO                                 -5.41          154.29          -44.94          -60.21          -64.10
NASDAQ                                                  2.61           25.79            0.96           33.48           28.38
PEER GROUP (Companies in SIC 5800-5899)                 5.16           29.48          -10.94            3.41           16.91



                                                                             Indexed Returns
                                             Base
                                            Period         Return         Return         Return         Return         Return
Company \ Index Name                        6/26/92       6/30/92        6/30/93        6/30/94        6/30/95        6/28/96
==============================================================================================================================
WATERMARC FOOD MGMT CO                        100           94.59         240.54         132.43          52.69          18.92
NASDAQ                                        100          102.61         129.07         130.31         173.93         223.30
PEER GROUP (Companies in SIC 5800-5899)       100          105.16         136.16         121.26         125.39         146.60

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of September 20, 1996, by
(i) each person who beneficially owns 5% or more of the Common Stock, (ii) each Director and named executive officer of the Company, and (iii) all officers and Directors of the Company as a group. Unless otherwise noted, the persons and entities named below have sole voting and investment power with respect to such shares.

                                                 Shares Beneficially  Owned
                                                 --------------------------
Name of Beneficial Owner                           Number         Percent
------------------------                         ----------    -----------
Ghulam Bombaywala(1)                               6,508,889       46.8%

Angelo Pitillo(2)(3)                                 336,125        2.5%

Michael S. Chadwick(4)(8)                            119,444           *

Nico B. Letschert(5)(8)                              408,554        3.0%

Philip M. Mount(6)(8)                                 32,222           *

Sarosh J. Collector(7)(8)                             17,000           *

All officers and directors as a group (7 persons)  7,567,234       51.9%

------------------------------

* Indicates ownership of less than or equal to one percent of the outstanding Common Stock of the Company.
(1) Mr. Bombaywala's address is 10777 Westheimer, Suite 1030, Houston, Texas 77042-3498. Includes warrants to purchase 222,222 shares of Common Stock issued in connection with the Company's Subordinated Notes.
(2) Mr. Pitillo's address is 10777 Westheimer, Suite 1030, Houston, Texas 77042-3498.
(3) Includes options to purchase 330,000 shares of Common Stock granted under the Company's Stock Compensation Plan and 3,300 shares of the Company's Preferred Stock convertible to 4,125 shares of Common Stock.
(4) Mr. Chadwick's address is 3100 Texas Commerce Tower, Houston, Texas 77002. Includes warrants to purchase 89,444 shares of Common Stock issued in connection with the Company's Subordinated Notes.
(5) Includes warrants to purchase 97,000 shares of Common Stock and 97,000 Series A Warrants, which Series A Warrants may be converted into 97,000 shares of Common Stock upon payment of the $6.50 exercise price. Includes warrants to purchase 45,000 shares of Preferred Stock, which Preferred Stock is convertible into 56,250 shares of Common Stock. Includes warrants to purchase 45,000 shares of Common Stock originally issued to Noble under the terms of the 1993 Regulation S offering and subsequently assigned to Mr. Letschert. Includes 21,000 shares of Common Stock issuable to Mr. Letschert upon the conversion of $105,000 in Debenture principle, at a conversion ratio of one share of Common Stock for each $5.00 in principle converted. Mr. Letschert may acquire Debentures in the principal amount of $105,000 upon the exercise of warrants originally granted to Noble as placement agent for the Company's offering of Debentures and subsequently assigned to Mr. Letschert. Includes warrants to purchase 71,250 shares of Common Stock at $3 per share. Also includes 10,000 Series A Warrants which entitle Mr. Letschert to acquire 10,000 shares of Common Stock upon the payment of the exercise price of $6.50 per share. Mr. Letschert's address is 1801 Clint Moore Road, Suite 110, Boca Raton, Florida 33487.
(6) Mr. Mount's address is 1600 Smith, Suite 3700, Houston, Texas 77002. Includes warrants to purchase 22,222 shares of Common Stock issued in connection with the Company's Subordinated Notes.
(7) Mr. Collector's address is 3000 Richmond Avenue, Suite 270, Houston, Texas 77002.
(8) Includes options to purchase 10,000 shares of Common Stock granted under the Company's Outside Director's Stock Option Plan.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On June 18, 1993, the Company entered into three area development agreements with Clucker's Wood Roasted Chicken, Inc. ("Clucker's"), for the development of Clucker's franchises in Texas, Mexico and Central Ameria (the "Development Rights"). As consideration for the Development Rights, the Company issued to Clucker's 47,000 shares of its Common Stock valued at $8.50 per share for an aggregate consideration of $399,500. William J. Gallagher, a former officer and director of the Company, was a director of Clucker's.

    In June 1993, the Company assigned to Tex-Mex Venture, Inc. ("Tex-Mex"), an affiliated corporation, the Development Rights in consideration of an $800,000 five-year convertible promissory note (the "Tex-Mex Note") payable to the Company. The principal amount of the Tex-Mex Note was due on June 30, 1998. The Tex-Mex Note was secured with substantially all of the assets of Tex-Mex. The negotiations for the assignment of the Development Rights by the Company to Tex-Mex were conducted by William J. Gallagher, the then current Chairman of the Board of the Company, on behalf of the Company and by Steve Rosser, on behalf of Tex-Mex. The Company determined the $800,000 value of the Development Rights assigned to Tex-Mex based on estimated market value at the time. The Company believed that the valuation placed on the Clucker's Development Rights was consistent with other similar development rights owned by other restaurant chains for the identical geographic areas. On June 30, 1994, the Company and Tex-Mex entered into an agreement whereby the Company agreed to forgive the remaining principal balance of approximately $600,000 due under the Tex-Mex Note in exchange for an unsecured promissory note in the principal amount of $199,500 and 600,000 shares of Tex- Mex's common stock (the "Tex-Mex Shares").

    Tex-Mex was organized by Steve Rosser, a son-in-law of Mr. Gallagher. Mr. Rosser was the President, Chief Executive Officer, Secretary and a director of Tex-Mex. William J. Gallagher, John H. Coleman, III, former Executive Vice President and a former director of the Company, and Dr. Henry H. Salzarulo, a former director of the Company, were also directors of Tex-Mex.

    Mr. Mount, a director of the Company, is a shareholder in the law firm of Kelly, Sutter, Mount & Kendrick, P.C. ("KSMK"). The Company issued KSMK 100,000 shares of Common Stock valued at $2.25 per share in June of 1995 in partial payment of outstanding legal fees owed to KSMK. The Company also issued 100,000 shares in February of 1996 valued at $1.50 per share as payment of additional outstanding legal fees. See, "Executive Compensation - Compensation Committee Interlocks and Insider Participation".

    On August 3, 1994, the Company issued to Mr. Michael S. Chadwick, a director of the Company, and to an unaffiliated third party, 20,000 restricted shares of the Company's Common Stock, respectively, in satisfaction of commissions due and owing to Mr. Chadwick and the unaffiliated third party as a result of the Marco's transaction. Mr. Chadwick and the unaffiliated third party had been retained by Marco's as business brokers for the purpose of finding a suitable purchaser for Marco's. Mr. Chadwick was elected to the Board of Directors of the Company as one of the three nominees appointed to the Board of Directors by Mr. Bombaywala pursuant to the terms and conditions of the Marco's Agreement. Mr. Chadwick is also affiliated with Sanders Morris Mundy, Inc. ("SMM"), an investment banking firm, which served as placement agent in connection with the Company's December 1994 offering of $3 million of 12% Subordinated Notes. SMM received a 10% commission in that offering, warrants to purchase the Company's Common Stock and consulting fees pursuant to a financial advisory agreement. See, "Description of Business - Recent Financings" and "Executive Compensation - Compensation Committee Interlocks and Insider Participation".

    On July 31, 1994, Ghulam Bombaywala, Chairman of the Board and Chief Executive Officer of the Company, executed a promissory note in the principal amount of $2,175,310 made payable to Marco's (the "Bombaywala Note"). The Bombaywala Note accrues interest at the rate 6% per annum until maturity, with accrued interest being payable annually on the 1st day of July of each year for which a principal balance is due and owing. The principal balance of the Bombaywala Note is due as follows: $200,000 on July 1, 1996, 1997 and 1998, with all remaining principal and interest due and owing under the Bombaywala Note to be paid in full on July 31, 1999. The Bombaywala Note is secured by the securities more particularly set forth in that certain Pledge and Security Agreement entered into by and between Marco's and Mr. Bombaywala on July 31, 1994. In September of 1995, the Company's Board of Directors voted to defer the interest payment due July 1, 1995 until December 31, 1995.

    Messrs. Bombaywala and Chadwick also participated in the offering of the Subordinated Notes in December 1994 and purchased $500,000 and $100,000 in principal amount of Subordinated Notes, respectively. Messrs. Bombaywala and Chadwick also received warrants to purchase 222,222 and 44,444 shares of Common Stock, respectively, at $2.25 per share, expiring December 31, 1999. Mr. Mount, a director of the Company, also purchased $50,000 in principal amount of Subordinated Notes and received warrants to purchase 22,222 shares of Common Stock on the same terms. The warrants received by Messrs. Bombaywala, Chadwick and

Mount represent their pro rata purchase of Subordinated Notes in the offering and the terms of their notes and warrants are identical to those received by the unaffiliated purchasers of Subordinated Notes and Warrants. See "Description of Business - Recent Financings".

    On June 17, 1992, the Company loaned William J. Gallagher, a former officer and director of the Company, $53,000 evidenced by an unsecured promissory note providing for interest at prime. The note was renewed on June 17, 1993, whereby the principal balance due under the note was increased to $124,000 to include additional advances made by the Company during fiscal 1993. The principal balance of the note accrues interest at the rate of 6% per annum, with accrued interest being due and payable annually on July 1. The entire principal balance is due and payable on July 1, 1999. The note is an unsecured debt obligation of Mr. Gallagher to the Company. The interest payments due July 1, 1995 and 1996 had not been made by Mr. Gallagher as of September 20, 1996.

    On June 30, 1994, John H. Coleman, III, a former officer and director of the Company, executed a promissory note in the principal amount of $31,291 for the purpose of evidencing a debt obligation resulting from advances made by the Company to Mr. Coleman during fiscal 1994. The principal amount of the note accrues interest at the rate of 6% per annum and is due and payable on the first day of July for each year the principal balance remains outstanding. The principal balance of the note is due and payable in full on July 1, 1999. The note is an unsecured debt obligation of Mr. Coleman to the Company. The interest payments due July 1, 1995 and 1996 had not been made by Mr. Coleman as of September 20, 1996.

    In May of 1995, the Company began factoring accounts receivable through Catalyst Financial Co., ("Catalyst") paying factoring fees of approximately $19,000 in fiscal 1995, and approximately $75,000 in fiscal 1996. Such factoring was discontinued early in fiscal 1996. The Company believes that the fees paid were comparable to those that would be charged by a competing factoring company. Mr. Bombaywala is a principal of Catalyst.

    In September of 1995, the Company entered into an eight month financial advisory agreement with Noesis Capital Corp. ("Noesis"), in order to obtain assistance in identifying sources of financing, developing its acquisition program and with shareholder relations. Under the terms of the agreement, the Company paid a monthly fee of $5,000 to Noesis. Nico B. Letschert is President of Noesis and a director of the Company. Mr. Letschert was also a principal of Noble which received fees and warrants in connection with the Company's 1995 Reg. S. Offering. See "Description of Business - Recent Financings" and "Executive Compensation - Compensation Committee Interlocks and Insider Participation".

    Mr. Bombaywala has an ownership interest in and participates in the management of other businesses, including the Houston-based James Coney Island restaurant chain.


PASTA CO. ACQUISITION

    On September 7, 1995, the Board of Directors of the Company approved the acquisition of all of the issued and outstanding shares (the "Shares") of Pasta Co. from Mr. Bombaywala, the sole stockholder and director of Pasta Co. On September 14, 1995, the Company, Mr. Bombaywala, Pasta Co. and the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") which provided for the merger of Pasta Co. with and into the Company as the surviving corporation (the "Merger"). The principal assets of Pasta Co. consisted of its ownership of ten (10) restaurants in Houston, Texas.

    In consideration for the Shares, Mr. Bombaywala received 1,666,667 shares of the Company's Common Stock (the "Merger Shares") and two promissory notes in the aggregate principal amount of $3,750,000 (the "Notes"). The Merger Shares were valued at $1.78 per share which was the market value of the Common Stock on the date of the Merger. The total consideration paid to Mr. Bombaywala was $2,966,667; however, as provided below, a portion of the Merger Shares are subject to future release and earn out. In addition, the Company assumed approximately $3.6 million of liabilities and indebtedness of Pasta Co. outstanding as of January 26, 1996.

    Although not required by law, the Board of Directors of the Company elected to submit the Merger to its independent shareholders for approval at its Annual Meeting of Shareholders which was held January 9, 1996. Mr. Bombaywala, who then owned 4,620,000 shares of the Company's Common Stock, or 41.6%, excluding the Merger Shares, did not vote on the Merger at the Annual Meeting. The Merger was approved, and the effective date of the Merger (the "Effective Date") was January 26, 1996. As of the Escrow Closing Date, the Company was granted the right to manage Pasta Co. and received a management fee of three percent (3%) of the gross revenues of Pasta Co. through the Effective Date. Such fees amounted to approximately $137,000.

    The Merger Shares are restricted securities but have demand and incidental registration rights. A total of 350,000 Merger Shares are subject to a Development Escrow Agreement which provides for the earnout and release of such shares based upon (i) the opening of five additional Pasta Co. restaurants on or before December 31, 1996 at an average cost not to exceed $400,000 per restaurant, or (ii) the share price for the Company's Common Stock exceeding $5.00 per share for any ten consecutive business days on or before June 30, 1996 or $7.00 per share on or before June 30, 1997.

    The Notes consist of (i) a promissory note from PAC in the principal amount of $2,750,000, bearing interest at 10% per annum which, subject to certain mandatory prepayment provisions, is due and payable September 15, 2002, and
(ii) a promissory note from PAC in the principal amount of $1,000,000 bearing interest at 10% per annum, the principal amount of which, subject to certain mandatory prepayment provisions, is due and payable in two equal annual installments on December 31, 1996 and December 31, 1997. Quarterly payments of interest are due and payable on the Notes on the 15th day of December, March, June and September of each year the Notes are outstanding. Commencing September 15, 2000, the outstanding principal on the $2,750,000 Note will be amortized and paid in quarterly installments over the remaining two year term. The Notes require mandatory prepayment in the amount of and to the extent of
(i) fifty percent of the proceeds from any public offering received by the Company, and (ii) proceeds from private financings in excess of $1,000,000 received by the Company. Mr. Bombaywala has agreed to defer any and all principal and interest until July of 1997.

    On the Effective Date, a promissory note of Pasta Co. to Mr. Bombaywala in the principal amount of $1,260,000 was paid by the Company. Payment was made as follows: $150,000 in cash, transfer of ownership of land and building valued at $515,000 and a note to Mr. Bombaywala in the amount of $595,000. The land and building transferred had been a non- productive asset of the Company. Mr. Bombaywala received an additional note from the Company in the amount of $224,202 for other obligations of Pasta Co. arising prior to the Effective Date.

    The Notes are secured by a guarantee of the Company, a pledge by the Company of all issued and outstanding shares of Pasta Co. and a security interest in all of the assets relating to the first ten restaurants opened by Pasta Co. The lien of Mr. Bombaywala will be junior to any prior liens granted by Pasta Co. on or before the Effective Date.


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)  Documents Filed as Part of this Report.

             (1) The Consolidated Financial Statements listed in the Index to the Consolidated Financial Statements on page F-1 are filed as part of this report and are incorporated by reference.

             (2) No financial statement schedules are filed as part of this report.

             (3) The Exhibits filed as part of this report are listed on the
                 Exhibit Index appearing on page E-1 which is incorporated herein by reference.

    (b)  Reports on Form 8-K

         None.

    (c)  Exhibits Required by Item 601 of Regulation S-K

         The Exhibits required by Item 601 of Regulation S-K and listed in the
         Exhibit Index on page E-1 are filed as part of this report.

    (d)  Financial Statement Schedules

         None.



                   [This space is intentionally left blank.]

                                   SIGNATURES



    In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           WATERMARC FOOD MANAGEMENT CO.
                                             (Registrant)

Date:    September 20, 1996
                                           By: /s/
                                              --------------------------
                                              Ghulam Bombaywala, Chairman of
                                              the Board, Chief Executive
                                              Officer and Director



    In accordance with the Exchange Act, this report on Form 10-K has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


         2
                    NAME                                      TITLE                              DATE
                    ----                                      -----                              ----
         /s/                                Chairman of the Board, Chief Executive        September 20th, 1996
      --------------------------------      Officer and Director
             Ghulam Bombaywala

           /s/                              President, Chief Operating Officer and        September 20th, 1996
      --------------------------------      Director
               Angelo Pitillo

            /s/
      --------------------------------
                Tom Buckley                 Chief Financial Officer and Secretary         September 20th, 1996

          /s/
      --------------------------------
              Philip M. Mount               Director                                      September 20th, 1996

        /s/
      --------------------------------
            Michael S. Chadwick             Director                                      September 20th, 1996

         /s/
      --------------------------------
             Nico B. Letschert              Director                                      September 20th, 1996

        /s/
      --------------------------------
            Sarosh J. Collector             Director                                      September 20th, 1996

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES


                    INDEX TO AUDITED FINANCIAL STATEMENTS


Report of Independent Accountants  . . . . . . . . . . . . . . . . . .   F-2

Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statements of Operations  . . . . . . . . . . . . . . . .   F-4

Consolidated Statements of Stockholders' Equity  . . . . . . . . . . .   F-5

Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . .   F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Watermarc Food Management Co.



We have audited the consolidated balance sheets of Watermarc Food Management Co. and subsidiaries (the "Company") as of June 30, 1996 and July 2, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended June 30, 1996, July 2, 1995 and July 3, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermarc Food Management Co. and subsidiaries as of June 30, 1996 and July 2, 1995 and the consolidated results of their operations and their cash flows for the fiscal years ended June 30, 1996, July 2, 1995, and July 3, 1994, in conformity with generally accepted accounting principles.





                                        COOPERS & LYBRAND L.L.P.



Houston, Texas
September 27, 1996

                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



          ASSETS
                                                  JUNE 30,            JULY 2,
                                                    1996               1995
Current assets:
       Cash and cash equivalents                 $   463,166       $ 2,101,729
       Accounts receivable, trade                    397,744           106,385
       Accounts receivable from affiliates           252,440           289,982
       Inventories                                   715,538           435,866
       Prepaid expenses and other current assets     105,779           382,953
                                                 -----------       -----------
          Total current assets                     1,934,667         3,316,915

Property and equipment, net                        9,328,526         6,394,512
Notes and other receivables from affiliate         2,217,784         2,217,784
Intangible assets, net                            12,200,047         4,878,624
Other assets                                         183,686           864,409
                                                 -----------       -----------
                                                 $25,864,710       $17,672,244
                                                 ===========       ===========


          LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
       Accounts payable, trade                   $ 3,186,690       $ 2,655,001
       Accrued liabilities                         1,831,055         2,999,133
       Current portion of long-term debt and
           note payable to stockholder             1,401,825         4,880,015
                                                 -----------       -----------
          Total current liabilities                6,419,570        10,534,149

Long-term debt, less current portion               5,698,692         1,967,899
Notes payable to stockholder                       5,069,202                 -
Deferred rent                                        435,949           291,416


Commitments and contingencies (notes 1, 5, 6 and 8)

Stockholders' equity:
       Preferred stock, $1 par value,                329,540           329,540
           5,000,000 shares authorized,
           329,540 issued and outstanding
           as of June 30, 1996 and July 2, 1995;
           stated at $10 liquidation preference
       Common stock, $.05 par value,                 671,682           555,601
           20,000,000 shares authorized,
           13,433,658 issued and outstanding as
           of June 30, 1996, and 11,112,026 issued
           and outstanding as of July 2, 1995
       Additional paid-in capital                 26,640,385        23,442,645
       Accumulated deficit                       (19,400,310)      (19,449,006)
                                                 -----------       -----------

          Total stockholders' equity               8,241,297         4,878,780
                                                 -----------       -----------


                                                 $25,864,710       $17,672,244
                                                 ===========       ===========



The accompanying notes are an integral part of the consolidated financial statements.

                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                       52 WEEKS ENDED       52 WEEKS ENDED      53 WEEKS ENDED
                                                                        JUNE 30, 1996        JULY 2, 1995        JULY 3, 1994
                                                                       --------------       --------------      --------------
             Revenue:
                   Restaurants                                            $37,227,201          $34,600,265         $34,657,347
                   Food products                                            2,902,242            3,051,392           2,351,147
                                                                          -----------          -----------         -----------
                       Total revenues:                                     40,129,443           37,651,657          37,008,494

             Costs and expenses:
                   Cost of restaurant revenues:
                         Cost of food and beverage                         10,956,113           10,471,159          10,328,556
                         Labor and benefits                                11,348,823           11,507,171          10,924,499
                         Other restaurant operations                       10,222,633           10,025,239          10,389,828
                   Cost of food product revenues:
                         Cost of products                                   1,517,539            1,671,724           1,271,668
                         Selling, marketing and distribution                1,126,055            1,538,664           2,498,372
                   General and administrative                               2,752,539            3,321,296           5,257,820
                   Depreciation and amortization                            2,178,218            2,071,972           1,622,554
                   Provision for restaurant closings                                -            2,856,105             930,691
                   Provision for doubtful accounts                                  -                  -               589,502
                   Merger and acquisition costs                                     -                  -               980,358
                                                                          -----------          -----------         -----------
                         Total costs and expenses                          40,101,920           43,463,330          44,793,848
                                                                          -----------          -----------         -----------

             Income (loss) from operations                                     27,523           (5,811,673)         (7,785,354)
             Non-operating income (expenses):
                   Interest income                                            166,566              156,550             129,728
                   Interest expense                                          (850,224)            (813,153)           (511,826)
                   Loss on conversion of debt to equity                             -           (1,329,775)               -
                   Other, net                                                 704,831              305,731            (204,996)
                                                                          -----------          -----------         -----------

                         Total non-operating income (expenses)                 21,173           (1,680,647)           (587,094)
                                                                          -----------          -----------         -----------
             Income (loss) before income taxes and extraordinary item          48,696           (7,492,320)         (8,372,448)


             Income tax provision (benefit)                                         -                  -               (12,467)
                                                                          -----------          -----------         -----------
             Income (loss) before extraordinary item                           48,696           (7,492,320)         (8,359,981)

             Extraordinary item - gain on extinguishment of debt                  -                455,579                 -

                                                                          -----------          -----------         -----------
             Net income (loss)                                                 48,696           (7,036,741)         (8,359,981)
             Preferred stock dividends                                        296,586              294,680             300,591
                                                                          -----------          -----------         -----------
             Net income (loss) less preferred stock dividends               ($247,890)         ($7,331,421)        ($8,660,572)
                                                                          ===========          ===========         ===========
             Loss per common share before extraordinary item                   ($0.02)              ($0.87)             ($1.10)
             Extraordinary item per common share                                    -                 0.05                 -
                                                                          -----------          -----------         -----------
             Net loss per common share                                         ($0.02)              ($0.82)             ($1.10)
                                                                          ===========          ===========         ===========

             Weighted average common and common equivalent shares
             outstanding                                                    12,040,163           8,921,543           7,894,816
                                                                          ============         ===========         ===========




The accompanying notes are an integral part of the consolidated financial statements.

                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                       ADDITIONAL    ACCUMULATED        TOTAL
                                       PREFERRED STOCK           COMMON STOCK           PAID-IN       EARNINGS       STOCKHOLDERS'
                                    SHARES       AMOUNT      SHARES       AMOUNT        CAPITAL       (DEFICIT)         EQUITY
                                    --------    --------   ----------  ------------   -----------   ------------    -------------
Balance, June 27,1993                449,000    $449,000    7,124,345  $   356,218    $ 9,316,208    ($4,052,284)     $ 6,069,142
       Issuance of common stock            -           -    1,111,931       55,596      7,295,952              -        7,351,548
       Conversion of preferred      (118,660)   (118,660)     148,325        7,416        111,244              -                -
       Preferred stock dividends:
            Cash                           -           -            -            -        (32,294)             -          (32,294)
            Common stock                   -           -       38,714        1,936         (1,936)             -                -
       Exercise of stock options           -           -        2,500          125          7,375              -            7,500
       Dividend paid to                    -           -            -            -       (193,000)             -         (193,000)
       Net loss                            -           -            -            -              -     (8,359,981)      (8,359,981)
                                    --------    --------   ----------  -----------    -----------   ------------      -----------

Balance, July 3, 1994                330,340     330,340    8,425,815      421,291     16,503,549    (12,412,265)       4,842,915

       Conversion of debentures            -           -    1,093,904       54,695      2,474,958              -        2,529,653

       Issuance of common stock            -           -    1,458,156       72,907      4,448,591              -        4,521,498
       Conversion of preferred          (800)       (800)       1,000           50            750              -                -
       Preferred stock dividends:
            Cash                           -           -            -            -         (4,295)             -           (4,295)
            Common stock                   -           -      133,151        6,658         (6,658)             -                -
       Issuance of  warrants               -           -            -            -         25,750              -           25,750
       Net loss                            -           -            -            -              -     (7,036,741)      (7,036,741)
                                    --------    --------   ----------  -----------    -----------   ------------      -----------

Balance, July 2, 1995                329,540     329,540   11,112,026      555,601     23,442,645    (19,449,006)       4,878,780

       Issuance of common stock            -           -    2,003,667      100,183      3,214,388              -        3,314,571
       Preferred stock dividends:
            Cash                           -           -            -            -           (750)             -             (750)
            Common stock                   -           -      317,965       15,898        (15,898)             -                -
       Net income                          -           -            -            -              -         48,696           48,696
                                    --------    --------   ----------  -----------    -----------   ------------      -----------
Balance, June 30, 1996               329,540    $329,540   13,433,658  $   671,682    $26,640,385   ($19,400,310)     $ 8,241,297
                                    ========    ========   ==========  ===========    ===========   ============      ===========



The accompanying notes are an integral part of the consolidated financial statements.

                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         YEAR ENDED           YEAR ENDED            YEAR ENDED
                                                                       June 30, 1996         July 2, 1995          July 3, 1994
                                                                       -------------        -------------          ------------
          Operating activities:
                Net income (loss)                                           $48,696         ($7,036,741)            ($8,359,981)
                Adjustments to reconcile net income (loss) to
                  net cash provided by (used in) operating activities:
                    Depreciation and amortization                         2,178,217           2,071,972               1,644,444
                    Provision for restaurant closings                             -           2,856,105                 930,691
                    Provision for doubtful accounts                               -                   -                 589,502
                    Loss on conversion of debt to equity                          -           1,329,775                       -
                    Provision for inventory write-down                            -                   -                 671,632
                    Gain on disposal of assets                             (163,175)                  -                 (53,516)
                Changes in operating assets and liabilities,
                  net of effects of acquisitions:
                     Accounts receivable, trade                            (292,209)            312,140                (129,759)
                     Accounts receivable from affiliates                     37,542            (245,469)                (10,490)
                     Inventories                                           (192,446)            177,089                 526,913
                     Prepaid expenses and other current assets              255,759             (66,995)                (57,108)
                     Accounts payable to affiliates                               -                   -               2,503,377
                     Accounts payable and accrued liabilities              (673,405)           (325,571)                (25,371)
                     Other assets                                            (6,031)           (331,377)                (10,508)
                     Noncurrent liabilities                                 153,406             (81,914)                (74,361)
                                                                         ----------          ----------            ------------
                          Net cash provided by (used in)                  1,346,354          (1,340,986)             (1,854,535)
                                                                         ----------          ----------            ------------
          Investing activities:
                Purchases of property and equipment                      (1,642,333)         (1,438,320)             (3,599,764)
                Proceeds from sale of assets                                197,027                   -                       -
                Marketable securities                                             -                   -                 119,468
                Investment in note receivable                                     -                   -              (1,500,000)
                Collection of note receivable                                60,391             756,000                 500,000
                Investments in receivables from affiliates                        -                   -              (1,845,201)
                Collection of receivables from affiliates                         -              69,745               2,184,662
                Cost of acquisitions, net of cash acquired                 (231,745)                  -              (2,393,393)
                                                                         ----------          ----------            ------------
                          Net cash used in investing                     (1,616,660)           (612,575)             (6,534,228)
                                                                         ----------          ----------            ------------
          Financing activities:
                Net proceeds from issuance of common stock                        -           2,166,295               5,093,352
                Contributions from minority partners                              -                   -                 (19,292)
                Net proceeds from issuance of debentures                          -                   -               2,253,190
                Proceeds from affiliate borrowings                                -                   -                 360,000
                Repayment of affiliate borrowings                          (150,000)           (519,507)               (362,993)
                Proceeds from other borrowings and warrants               1,221,790           4,986,550               1,225,400
                Repayment of other borrowings                            (2,439,297)         (3,105,463)             (1,129,916)
                Cash dividends                                                 (750)             (4,295)               (251,956)
                                                                         ----------          ----------            ------------
                          Net cash provided by financing                 (1,368,257)          3,523,580               7,167,785
                                                                         ----------          ----------            ------------
          Net increase (decrease) in cash and cash equivalents           (1,638,563)          1,570,019              (1,220,978)
          Cash and cash equivalents, beginning of period                  2,101,729             531,710               1,752,688
                                                                         ----------          ----------            ------------
          Cash and cash equivalents, end of period                         $463,166          $2,101,729            $    531,710
                                                                         ==========          ==========            ============

The accompanying notes are an integral part of the consolidated financial statements.

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION

    Watermarc Food Management Co. (the "Company"), owns and operates 41 restaurants, primarily in the Houston Metropolitan area, under the names "Marco's Mexican Restaurants"; "The Original Pasta Co."; "Billy Blues"; "Longhorn Cafes"; "Pete's Barbecue"; and "Hotspurs". All but the Billy Blues restaurant are operated by wholly-owned subsidiaries of the Company. The Company also produces and markets two brands of barbecue sauces, "Billy Blues Barbecue Sauce" and "Chris' & Pitt's Bar-B-Que Sauce". Both are marketed to supermarkets, other retail stores and food service outlets.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    BASIS OF PRESENTATION

    The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company has a working capital deficit of approximately $4.5 million at June 30, 1996.
    The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt.

    Management's plans include the following:

    o Increasing revenues in existing restaurants by remodeling certain Marco's Mexican Restaurants and by improving marketing programs and customer service.
    o Increasing revenues from the sale of food products by reinforcing existing markets, expanding distribution to new market areas, introducing more aggressive marketing programs, adding methods of distribution and developing new products.
    o    Franchising new restaurants.
    o    Maintaining cost controls while increasing revenues.
    o    Obtaining additional equity capital or debt financing.
    o Refinancing debt, primarily $3 million in subordinated notes due in July of 1997.

    FISCAL YEAR

    The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to 1994, 1995 and 1996 are to the 53, 52 and 52 week periods ended July 3, 1994, July 2, 1995 and June 30, 1996, respectively.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company places substantially all of its cash and cash equivalents with nationally recognized financial institutions and money market mutual funds.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of restaurant food, beverages, supplies, and food products (primarily barbecue sauce) held for sale.

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES CONT'D:

    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the lease (ranging from approximately ten to fifteen years) or the estimated useful lives of the improvements. Building, furniture, fixtures and equipment are depreciated using straight-line and accelerated methods over the estimated useful life of the assets, which range from five to thirty years. Major additions which extend service lives are charged to the property accounts as incurred, whereas minor amounts are expensed. Disposals are removed at cost less accumulated depreciation with the resulting gain or loss reflected in current operations.

    ORGANIZATION COSTS

    Organization costs are included in other assets and are being amortized on a straight-line basis over five years.

    INTANGIBLE ASSETS

    Included in intangible assets is goodwill associated with the purchase of The Original Pasta Co., Pete's Hospitality, Inc. and Chris' & Pitt's Barbecue Sauce. These assets are being amortized using the straight-line method over the expected period to be benefited (fifteen years for The Original Pasta Co., twenty-five years for Pete's Hospitality and Chris' & Pitt's). The Company's management periodically assesses the recorded balances of its intangible assets in light of historic and projected operating trends and profitability and general economic conditions. Management's assessment includes projecting cash flows from each intangible asset over the estimated remaining life. Should this undiscounted amount not equal the unamortized balance related to the asset, an impairment would be indicated and the asset would be written down to fair value.

    PREOPENING COSTS

    Certain expenses incurred in connection with the opening of a restaurant (principally the costs of food products and staff training) are accumulated and then expensed at the date of opening.

    INCOME TAXES

    Income taxes are provided using the liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years, of temporary differences between the tax basis of the assets and the liabilities and their financial statement amounts. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    REVENUE RECOGNITION

    Revenues from food product sales are recognized when the order is shipped and ownership passes to the buyer.

    NET LOSS PER COMMON SHARE

    Net loss per common share is based on the weighted average number of common shares outstanding during the periods, adjusted for dividends on preferred stock and interest expense, where applicable, plus common equivalent shares, reflected under the treasury stock method, unless the effects of common equivalent shares were antidilutive. Fully diluted loss per share is not presented as it is antidilutive.

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES CONT'D:

    IMPACT OF NEW ACCOUNTING STANDARDS

    In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" which establishes accounting and reporting standards for stock-based employee compensation plans. Companies are encouraged to utilize the fair-value method to measure stock based compensation but may continue to utilize the methods prescribed by APB Opinion No. 25 and disclose the pro-forma affects of the SFAS No. 123 method. The Company has decided to adopt the disclosure requirements of SFAS No. 123.

    In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which uses a "financial components" financial assets that are sales from transfers that are secured borrowings. The pronouncement is effective for transactions occurring after December 31, 1996.

    MANAGEMENT'S ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimated.

    RECLASSIFICATIONS

    Certain 1995 and 1994 financial statement amounts have been reclassified to conform with the June 30, 1996 presentation. These reclassifications had no effect on total stockholders' equity or net income.


2.  BUSINESS COMBINATIONS:

    THE ORIGINAL PASTA CO.

    Effective January 26, 1996, the Company acquired all of the outstanding common stock of The Original Pasta Co. (Pasta Co.) from the Company's largest shareholder. The purchase price was $6,716,667, consisting of $3,750,000 of notes and the issuance of 1,666,667 shares of the Company's common stock valued at $2,966,667. The acquisition has been accounted for as a purchase and, accordingly, the assets and liabilities of Pasta Co. have been recorded at their fair value at the date of acquisition. The excess of the purchase price including related acquisition costs of approximately $280,000, over the fair values of the net identifiable assets acquired less liabilities assumed, is reported as goodwill and is being amortized over 15 years.

    The statement of operations includes the results of Pasta Co. from the date of acquisition. The following table summarizes the unaudited pro forma results of operations of the Company as if the acquisition had occurred at the beginning of each period presented:

                                                         1996            1995
                                                         ----            ----
                Revenues                          $46,086,307     $44,960,944
                Net loss                             (679,509)     (8,201,187)
                Net loss per common share                (.08)           (.95)

2.  BUSINESS COMBINATIONS CONT'D:

    The allocation of the total purchase price, including related expenses, for Pasta Co. based on the estimated fair value of the net assets acquired, at the date of acquisition is as follows:

          Net of liabilities over tangible assets              $   (768,955)
          Intangible Assets                                         131,250
          Goodwill                                                7,634,255
                                                               ------------

          Total purchase price allocation                      $  6,996,550
                                                               ============

    MARCO'S MEXICAN RESTAURANTS, INC.

    Effective July 1, 1994, the Company exchanged 4,600,000 shares of the Company's common stock for all of the outstanding capital stock of Marco's Mexican Restaurants, Inc. ("Marco's Restaurants"). The merger has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of Marco's Restaurants.

    The effect of the merger on previously reported revenues, net loss, and net loss per share for fiscal year 1994 is summarized below:

                                                                                                        Net Loss
                                                                  Revenues           Net Loss          Per Share
                                                                --------------     ------------        ----------
    Billy Blues, prior to merger                                 $14,584,320        $(8,240,378)        $  (2.59)
    Marco's Restaurants                                           22,424,174         (  119,603)               -
                                                                 -----------        -----------         --------

    Consolidated                                                 $37,008,494        $(8,359,981)        $  (1.10)
                                                                 ===========        ===========         ========

    Net loss per share, for the periods presented, includes the shares issued in connection with the mergers. There were no extraordinary items, other changes in stockholders' equity or intercompany transactions for either company. Additionally, there were no adjustments related to changes in accounting policies. During the fourth quarter of 1994, the Company recorded merger and acquisition costs of $980,358, which included investment banking fees, legal and accounting fees, stock registration expenses, severance and benefit related costs and other costs associated with combining the operations of the Company and Marco's Restaurants.

    CHRIS' & PITT'S

    Effective March 25, 1994, the Company purchased the Chris' & Pitt's Bar-B-Q Sauce product line ("Chris' & Pitt's") for approximately $4,647,000. The assets acquired include the inventories and the rights to manufacture, sell and distribute the product line under a short term licensing agreement, which includes the right to use trademarks, formulae and other intangible assets. To fund the purchase price, the Company issued $2.7 million of subordinated debentures, of which $2 million was used as a down payment, and issued notes payable to the seller totaling $2,647,000 for the remaining balance. The acquisition has been accounted for as a purchase. The excess of the purchase price, including related acquisition expenses of approximately $100,000, over the net assets acquired, is recorded as an intangible asset and is being amortized over 25 years.

    The allocation of the total purchase price, including related expenses, for Chris' & Pitt's based on the estimated fair value of the net assets acquired, at the date of acquisition, was as follows:

         Inventories                        $    600,682
         License agreement                     4,146,318
                                            ------------
                                            $  4,747,000
                                            ============

2.  BUSINESS COMBINATIONS CONT'D:

    PETE'S HOSPITALITY CO., INC.

    Effective August 24, 1993, the Company acquired all of the outstanding common stock of Pete's Hospitality Co., Inc. ("Pete's Hospitality"). The purchase price was approximately $2,000,000, consisting of approximately $60,000 in cash and the issuance of 377,325 shares of the Company's common stock. The acquisition has been accounted for as a purchase and, accordingly, the assets and liabilities of Pete's Hospitality have been adjusted to their fair values at the date of acquisition. The excess of the purchase price, including related acquisition costs of approximately $333,000, over the fair values of the net assets acquired is reported as goodwill and is being amortized over 25 years.

    The allocation of the total purchase price, including related expenses, for Pete's Hospitality based on the estimated fair value of the net assets acquired, at the date of acquisition, is as follows:

         Net tangible assets                             $  1,251,527
         Favorable lease acquired                             209,000
         Goodwill                                             872,077
                                                         ------------
             Total purchase price allocation             $  2,332,604
                                                         ============

    The statement of operations includes the results of operations of Chris' & Pitt's and Pete's Hospitality from their respective acquisition dates. The following table summarizes the unaudited pro forma results of operations of the Company as if the acquisitions had occurred at the beginning of fiscal year 1994.

                                1994
                             ------------
 Revenues                    $ 39,314,131
 Net loss                      (8,309,987)
 Net loss per common share     (     1.06)







                  [This space is intentionally left blank.]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

Additional information regarding certain balance sheet accounts at June 30, 1996 and July 2, 1995 is as follows:

                                                                               1996                 1995
  Inventories:
         Food products                                                    $   399,946            $    181,262
         Restaurant food, beverage and other                                  315,592                 254,604
                                                                          -----------            ------------
                                                                          $   715,538            $    435,866
                                                                          ===========            ============
  Property and Equipment:
         Land                                                             $    50,000            $     50,000
         Building and leasehold improvements                                7,770,515               4,825,270
         Furniture, fixtures and equipment                                  9,828,449               7,697,834
         Transportation equipment                                             178,293                 152,096
                                                                          -----------            ------------

                                                                           17,827,257              12,725,200
         Less accumulated depreciation and amortization                    (8,498,731)             (6,330,688)
                                                                          -----------            ------------
                                                                          $ 9,328,526            $  6,394,512
                                                                          ===========            ============

  Intangible Assets:
         License agreement                                                $ 4,401,572            $  4,146,318
         Goodwill                                                           8,458,728                 872,077
         Favorable lease                                                      209,000                 209,000
                                                                          -----------            ------------
                                                                           13,069,300               5,227,395
         Less accumulated amortization                                       (869,253)               (348,771)
                                                                          -----------            ------------
                                                                          $12,200,047            $  4,878,624
                                                                          ===========            ============

  Other assets:
         Debt issue costs                                                 $    77,178            $    253,572
         Organizational costs                                                   2,024                   2,790
         Land and building held for sale                                            -                 515,000
         Other                                                                104,484                  93,047
                                                                          -----------            ------------
                                                                          $   183,686            $    864,409
                                                                          ===========            ============

  Accrued liabilities:
         Payroll and related costs                                        $   487,820            $    455,362
         Taxes, other than payroll and income taxes                           409,093                 314,185
         Reserve for restaurant closings                                            -                 866,000
         Rent                                                                 457,673                 414,828
         Interest                                                             139,182                 120,201
         Other                                                                337,287                 828,557
                                                                          -----------            ------------
                                                                          $ 1,831,055            $  2,999,133
                                                                          ===========            ============

4.  LONG-TERM DEBT AND NOTES PAYABLE TO STOCKHOLDER:

    At June 30, 1996 and July 2, 1995, long-term debt consisted of the following:


                                                                                           1996                   1995
                                                                                           ----                   ----
           Note payable  to bank, due  in monthly installments  with interest
           at  9.25%,  maturing  in  May   1999,  collateralized  by  certain
           property and equipment                                                      $     583,333          $    783,333

           Mortgage note payable,  due in monthly installments  with interest
           at 10%, collateralized  by certain land  and building.   The  note
           was repaid in August of 1996.                                                     254,125               255,765

           Note payable to  bank, due in  annual principal installments  with
           interest payable monthly at 1.5% above prime                                            -               100,000

           Notes  payable  to  banks  and  trade  vendors,   due  in  monthly
           installments with  interest ranging from  0% to  12.50%,  maturing at various dates through 1998,  collateralized by certain property
           and equipment                                                                     840,057             1,371,265

           Notes payable to banks, due in monthly installments  with interest rates ranging from 8% to  9.5%, maturing at various  dates through
           January 1998, collateralized by certain vehicles                                   26,483                40,999

           Subordinated notes,  interest at 12% payable  quarterly, principal due in July 1997, collateralized  by all of the outstanding  stock
           of Marco's Mexican Restaurants, Inc.                                            2,500,000             2,500,000

           Notes payable  to an  unaffiliated foreign  investor, interest  at
           10% payable quarterly, principal due  in June 1999, collateralized
           by certain property and equipment                                               1,000,000             1,000,000

           Note payable to  bank, due in monthly principal  installments with
           interest  payable  monthly  at  10%,   maturing   in August  2000,
           collateralized  by  certain property and equipment                                519,878                     -

           Note  payable to bank, due in  monthly principal installments with
           interest  payable   quarterly  at   9.75%  maturing   March  2001,
           collateralized by certain property and equipment                                1,148,644                     -

           9%   convertible   subordinated   debentures   due   March   1999,                217,000               217,000
           collateralized  by inventories and  accounts receivable, licenses, trademarks and equipment

           Capital lease obligations                                                          10,997                79,552
                                                                                       -------------          ------------

                                                                                           7,100,517             6,347,914
          Less current portion                                                           ( 1,401,825)          ( 4,380,015)
                                                                                       -------------          ------------
                                                                                       $   5,698,692          $  1,967,899
                                                                                       =============          ============

    In March 1994, the Company issued $2,691,000 of 9% Convertible Subordinated Debentures which are due on March 16, 1999. Interest is payable semi-annually on March 15 and September 15. The debentures are convertible at any time prior to maturity at the option of the holder, unless previously redeemed, into shares of common stock at a conversion price of $5.00 of principal into one share of common stock. The debentures are redeemable at the option of the Company, in whole or in part, at any time, at prices ranging from 105% of the principal amount in 1994 to 100% of the principal amount in 1999. The debentures are also subject to mandatory conversion at the option of the Company if at any time the closing bid price of the Company's common stock exceeds $12 per share for twenty consecutive days. The debentures are collateralized by a second lien on the inventories, licensing, trademarks and other intangibles related to the

4.  LONG-TERM DEBT AND NOTES PAYABLE TO STOCKHOLDER CONT'D:

    In May of 1995, the Company offered the debentureholders the right to convert (until June 30, 1995) the principal and accrued interest owed on their debentures into common stock at a modified conversion rate of $2.3125 of debenture principal and interest for one share of common stock. The Company recorded a $1.3 million charge in 1995 pursuant to "sweetened" conversion terms. Debentureholders owed an aggregate of $2,474,000 in principal agreed to the conversion. There is currently outstanding $217,000 of debentures held by debentureholders who elected not to convert at the modified conversion rate. In connection with the subordinated debenture issuance, the Company incurred debt issue costs of approximately $438,000 which were capitalized and amortized using a method which approximates the interest method. Unamortized debt issue costs associated with debentures which were converted to stock were charged to paid-in-capital.

    At June 30, 1996 and 1995, notes payable to stockholder consisted of the following (see "Note 10 - Related Party Transactions"):

                                                                                           1996             1995
                                                                                           ----             ----
        Note associated with the acquisition of Pasta Co. with principal and interest at 10% due in July 1997, collateralized by assets related to
        Pasta Co.                                                                    $    595,000        $          -

        Note associated with the acquisition of Pasta Co. with interest at
        10% due quarterly with principal due in quarterly payments beginning
        September 15, 2000 and ending September 15, 2002, collateralized
        by assets related to Pasta Co.                                                  2,750,000                   -

        Note associated with the acquisition of Pasta Co. with interest at 10%
        due quarterly with principal payments due on July 15 and December 31,
        1997 at $500,000 each, collateralized by assets related to Pasta Co.            1,000,000                   -

        Note associated with the acquisition of Pasta Co. with principal and interest at 6% due July 1997, collateralized by assets related to
        Pasta Co.                                                                         224,202                   -

        Subordinated note, interest at 12% payable
        quarterly, principal due in July 1997                                             500,000             500,000
                                                                                     ------------        ------------
                                                                                        5,069,202             500,000

        Less current portion                                                                    -            (500,000)
                                                                                     ------------        ------------

                                                                                     $  5,069,202        $          -
                                                                                     ============        ============

    The Company and its subsidiaries' various loan agreements contain certain restrictive financial and other covenants. Additionally, some existing loan covenants contain provisions which limit the amount of funds available for transfer from certain subsidiaries to the parent corporation without the consent of the lender.

    At June 30, 1996, the Company had no credit facilities available.

    The carrying amounts of notes payable approximates fair value.

    Annual maturities of long-term debt and notes payable to stockholder, as of June 30, 1996 are: $1,401,825 in 1997; $5,556,057 in 1998; $1,811,311 in
    1999; $412,518 in 2000; $1,613,009 in 2001; $1,375,000 in 2002; and no
    amounts thereafter.


5.  LEASE OBLIGATIONS:

    The Company leases restaurant facilities and certain equipment and leasehold improvements under operating lease agreements having terms expiring at various dates through 2004. The leases have renewal

5.  LEASE OBLIGATIONS CONT'D:

    clauses of 5 to 10 years, at the option of the Company, and have provisions for contingent rentals based upon a percentage of revenues in excess of a minimum amount. Rental expense under operating lease agreements was approximately $2,662,000, $2,507,000 and $2,599,000 in 1994, 1995 and 1996
    respectively.

    Future minimum lease payments, excluding contingent rentals, at June 30, 1996, were as follows:

             FISCAL YEAR                                          OPERATING
             1997                                              $   2,924,019
             1998                                                  2,599,213
             1999                                                  2,209,756
             2000                                                  1,955,205
             2001                                                  1,702,924
             Thereafter                                            6,655,116
                                                               -------------
             Total future minimum lease payments               $  18,046,233
                                                               =============


6.  CONTINGENCIES:

    Effective July 1, 1992, the Company voluntarily discontinued its workers' compensation coverage in the state of Texas. The Company anticipates that the ultimate expense of representing itself in the settlement of claims will be less than the cost of insurance. The Company intends to vigorously defend and pursue all unreasonable claims. Management does not believe that any existing claims will have a material adverse impact on the financial position, results of operations, or cash flows of the Company.

    The Company is currently involved in, and is vigorously defending, a lawsuit for alleged wrongful termination and the plaintiff is suing for $500,000 in actual damages and $1,000,000 in punitive damages. The Company is also involved in various other lawsuits arising in the ordinary course of its business. The Company believes the resolution of these matters will not have a material adverse impact on its financial position, results of operations or cash flows.

    At June 30, 1996, the Company has accrued approximately $30,000 for any potential settlements of the above contingencies.


7.  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS:

    Supplemental disclosure of cash flow information is as follows:

                                          1996            1995           1994
                                        --------       --------       --------
               Interest paid            $624,855       $608,074       $380,959
               Income taxes paid               -              -         80,000

7.  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS CONT'D:

    Supplemental disclosure of noncash investing and financing activities:


                                                                              1996            1995            1994
                                                                           ----------      -----------     -----------
       Restaurant development rights received in satisfaction
            of note receivable                                             $        -       $  150,000     $         -
       Conversion of preferred stock to common stock                                -              800               -
       Capital leases                                                               -                -         167,282
       Conversion of note receivable to common stock of affiliate                   -                -         400,500
       Conversion of warrants in lieu of payment of affiliate advances              -                -          50,000
       Conversion of subordinated debt to equity, net of issuance cost              -        2,171,912               -
       Issuance of warrants in lieu of payment of brokers fees                      -           25,752               -
       Issuance of common stock in lieu of payment of liabilities             347,904        1,418,761               -
       Issuance of common stock for preferred stock dividend                   15,898            6,658               -
       Issuance of debt in payment of liabilities                             548,680                -               -


    During 1996, the Company acquired Pasta Co. Components of cash used for the acquisition, as reflected in the Consolidated Statement of Cash Flows for 1996 are summarized as follows:

      Fair value of current assets, net of cash acquired         $   125,352
      Fair value of noncurrent assets                              2,891,627
      Goodwill and other intangible assets                         7,634,255
      Liabilities assumed                                         (2,733,620)
      Notes payable to stockholder                                (4,719,202)
      Stock issued at closing                                     (2,966,667)
                                                                 -----------
      Cash paid, net of cash acquired                            $   231,745
                                                                 ===========

    During 1994, the Company completed purchase acquisitions of Pete's Hospitality, Chris' & Pitt's product line, and a restaurant located in Arizona. Components of cash used for these acquisitions, as reflected in the Consolidated Statement of Cash Flows for 1994 are summarized as follows:

      Fair value of current assets, net of cash acquired         $    927,320
      Fair value of noncurrent assets, excluding intangibles        2,396,111
      Intangible assets                                             5,227,395
      Liabilities assumed or incurred                              (3,941,738)
      Stock issued at closing                                      (2,215,695)
                                                                 ------------
      Cash paid at closing, net of cash acquired                 $  2,393,393
                                                                 ============

8.  INCOME TAXES:

    The significant components of the Company's deferred tax assets and liabilities, as of June 30, 1996 and July 2, 1995, were as follows:

                                                                              1996                     1995
                                                                              ----                     ----
       Deferred tax assets:
            Allowance for bad debts                                         $          -           $       75,491
            Accrued liabilities                                                  275,723                  524,430
            Net operating loss                                                 6,117,025                5,592,377
            Property and equipment                                                44,044                  276,799
                                                                            ------------           --------------
            Total deferred tax assets                                          6,436,792                6,469,097
                                                                            ------------           --------------

       Deferred tax liabilities:
            Deductible intangible assets                                         421,350                  349,858
                                                                            ------------           --------------
            Total deferred tax liabilities                                       421,350                  349,858
                                                                            ------------           --------------
       Net deferred tax assets before valuation allowance                      6,015,442                6,119,239
       Valuation allowance                                                    (6,015,442)              (6,119,239)
                                                                            ------------           --------------

       Net deferred tax asset                                               $          -           $            -
                                                                            ============           ==============

8.  INCOME TAXES CONT'D:

    The reconciliation of the provision for income taxes to the income tax expense resulting from the application of the federal statutory tax rates to pretax income is as follows:

                                                                 1996            1995                 1994
                                                                 ----            ----                 ----
       Tax provision (benefit) at statutory                 $    16,557     $ (2,392,492)         $ (2,846,631)
       rate
       Amortization of goodwill                                  69,382                -                     -
       Loss on conversion of debt to equity                          -           452,124                     -
       Merger transaction expenses                                   -                 -               231,308
       Change in valuation allowance                           (103,797)       1,695,325             2,341,914
       Other                                                     17,858          245,043               260,942
                                                            -----------     -------------         ------------

       Total provision (benefit) for income                 $         -     $          -          $    (12,467)
       taxes                                                ===========     ============          ============



    As of June 30, 1996, the Company had consolidated net operating loss carryforwards (NOL's) of approximately $18 million which expire in varying amounts through the fiscal years 2005 through 2010. Due to the merger with Marco's Restaurants in 1994, the consolidated pre-acquisition NOL's of approximately $11 million are not available to offset any future taxable income that may be generated by Marco's Restaurants. In addition, the utilization of pre-acquisition NOL's is further limited due to a greater than 50% change in ownership. The Company has not filed its federal income tax returns for December 31, 1994 and 1995. The preparation of such returns could result in changes to the disclosures herein. The Company does not expect penalties to be assessed since management believes that no taxes are due.

    An uncertainty exists as to whether the Company can file a consolidated federal income tax return that includes Marco's Restaurants. Should the Company be precluded from filing consolidated federal income tax returns with Marco's Restaurants, the Company could not offset the taxable income of Marco's Restaurants against the losses of other entities. No liability has been recorded for income taxes, if any, that may be payable. Management believes that it is reasonably possible that the Company will prevail; however, should the Company not prevail in this matter, the Company could owe income taxes of approximately $200,000 on Marco's estimated taxable income for the years ended December 31, 1994 and 1995.

9.  STOCKHOLDERS' EQUITY:

    ISSUANCES OF COMMON STOCK

    FISCAL YEAR 1996:

    In December 1995, the Company issued 225,000 shares of common stock valued at approximately $180,000 in partial satisfaction of a settlement of a lawsuit.

    In January 1996, the Company issued 112,598 shares of common stock as payment of a dividend to preferred shareholders.

    In January 1996, the Company issued 1,666,667 shares of common stock valued at $2,966,667 in connection with the acquisition of Pasta Co.

    In February 1996, the Company issued 100,000 shares of common stock as payment of legal fees of $150,000.

9.  STOCKHOLDERS' EQUITY CONT'D:

    In February of 1996, the Company issued 12,000 shares of common stock valued at $18,000 in settlement of a lawsuit.

    In June 1996, the Company issued 205,367 shares of common stock as payment of a dividend to preferred shareholders.

    FISCAL YEAR 1995:

    In July 1994, the Company issued 40,000 shares of common stock valued at $260,000 in satisfaction of a commission in connection with the merger with Marco's Restaurants, of which 20,000 shares were issued to a director of the Company.

    In August 1994, the Company issued 53,516 shares of common stock valued at approximately $241,000 in satisfaction of construction liabilities related to a Billy Blues restaurant in Dallas, Texas.

    In September 1994, the Company received net proceeds of approximately $1.0 million from a private placement of 375,438 shares of common stock.

    In September 1994, the Company issued 16,435 shares of common stock in lieu of cash equivalent interest payments of $47,250 related to its subordinated debentures.

    In November 1994, the Company issued 33,493 shares of common stock valued at $70,000 in satisfaction of construction liabilities related to a Billy Blues restaurant in Dallas, Texas.

    In December 1994, the Company issued 69,132 shares of common stock as payment of a dividend to preferred stockholders.

    In February 1995, a preferred stockholder converted 800 shares of preferred stock into 1,000 shares of common stock.

    In March 1995, the Company issued 16,435 shares of common stock in lieu of cash equivalent interest payments of $47,250 related to its subordinated debentures.

    In June 1995, the Company issued 153,477 shares of common stock in satisfaction of trade payables of approximately $321,000.

    In June 1995, the Company issued 39,750 shares of common stock in satisfaction of approximately $80,000 in construction liabilities related to its Billy Blues restaurant in Denver, Colorado.

    In June 1995, the Company issued 13,000 shares of common stock in satisfaction of a liability of approximately $40,000 related to a consulting agreement.

    In June 1995, the Company issued 68,800 shares of common stock in satisfaction of an employment contract settlement of $172,000.

    In June 1995, the Company issued 26,312 shares of common stock in satisfaction of notes payable of $50,000.

    In June 1995, the Company issued 64,019 shares of common stock as payment of a dividend to preferred stockholders.

    In June 1995, the Company issued 1,093,904 shares of common stock for the conversion of approximately $2.5 million of subordinated principal and accrued interest on debentures.

9.  STOCKHOLDERS' EQUITY CONT'D:

    In June 1995, the Company issued 621,500 shares of common stock in a private placement and received net proceeds of approximately $1.2 million.

    FISCAL YEAR 1994:

    In August 1993, the Company issued 170,549 shares of common stock in connection with the acquisition of Pete's Hospitality. As provided for in the acquisition agreement, the total amount of the Company's common stock issued was subsequently increased to 377,325 shares due to a decline in valuation of the Company's stock.

    In October 1993, the Company issued 450,000 shares of common stock through a private offering. Proceeds from the sale, net of offering costs, were approximately $3.8 million.

    In December 1993, the Company issued 14,500 shares of common stock valued at $12 per share, or $175,000, in connection with the acquisition of a restaurant in Arizona.

    During 1994, the Company issued 231,900 shares of common stock in connection with the exercise of 231,900 Series A Warrants. Net proceeds received were $1,307,420, net of related costs.

    Additionally, in 1994, the Company issued 38,206 shares of its common stock to two individuals satisfying the Company's obligations to them.

    PREFERRED STOCK

    In February 1993, the Company issued 450,000 shares of 9% Cumulative Convertible Preferred Stock ("Preferred Stock") with a face amount of $10 per share. Dividends are cumulative and are payable in semi-annual installments, on June 30 and December 31, at a rate of $.90 per share per annum. Dividends may be paid in either cash or an equivalent value of common stock. The Preferred Stock has no voting rights and has a liquidation preference of $10 per share plus accumulated and unpaid dividends.

    Holders of the shares of Preferred Stock have the right, at the holder's option, to convert any or all such shares into common stock at any time.
    If at any time the closing sale price of the Company's common stock exceeds $10 per share, the Company may convert the Preferred Stock to common stock.

    The Preferred Stock is convertible at a rate of one share of common stock for each $8 in face value of Preferred Stock converted. The Preferred Stock is redeemable at the Company's option at $12 per share.

    At the close of the Company's public offering of its Preferred Stock, the Company issued, to the underwriter, warrants to purchase 45,000 shares of preferred stock at an exercise price of $12 per share until January 1997. None of these warrants have been exercised.

    COMMON STOCK WARRANTS AND STOCK OPTION PLANS

    The Company has the following common stock warrants and option plans:

       o SERIES A WARRANTS - The Company has 875,500 Series A Warrants outstanding at June 30, 1996. Each warrant entitles the holder to purchase one share of common stock at a price of $6.50 per share, subject to certain adjustments, until the warrants expire. The warrants were to expire on May 15, 1995. However, in January 1995, the Company extended the expiration date to May 15, 1996, and in April, 1996 the Company extended the expiration date to May 15, 1997. The Company has the right to redeem the warrants at $.01 per warrant, upon written notice, if the daily common stock closing price exceeds $7.80 per share during any twenty consecutive business days.

9.  STOCKHOLDERS' EQUITY CONT'D:

       o OTHER WARRANTS - At the close of its initial public offering, the Company issued, to the underwriter, warrants to purchase 97,000 units at an exercise price of $6.15 per unit, exercisable until May 15, 1997. Each unit consists of one share of common stock and one Series A Warrant. None of these warrants have been exercised.

         In connection with the issuance of $3 million in subordinated notes, the Company issued 1,333,320 warrants, each of which evidence the right to purchase a share of the Company's common stock at a purchase price of $2.25 per share until December 31, 1999. In connection with an agreement to extend the repayment date of the notes, said purchase price was reduced to $1.00 per share.

         Also, in connection with the subordinated notes, the Company issued warrants to purchase 150,000 shares of common stock to the placement agent at an exercise price of $2.50 per share, which expire on December 31, 1999. In connection with an agreement to extend the repayment date of the notes, said purchase price was reduced to $1.00 per share.

         In connection with a borrowing of $1 million from an unaffiliated foreign corporation, the Company issued warrants to purchase 75,000 shares of common stock to said corporation at a purchase price of $3 per share until May 31, 1997.

         In connection with the issuance of common stock in a private offering, the Company issued warrants to purchase 71,250 shares of common stock to the placement agent at a purchase price of $3 per share until May 31, 1997.

       o STOCK OPTION PLAN - The Company has a Stock Compensation Plan under which either incentive stock options or non-qualified stock options may be issued to officers, key employees and non-employee directors of the Company. All options granted under the plan have been at fair market value or greater on the date of grant and expire five years from the date of grant.

         The Company has reserved a total of 1,000,000 shares of common stock for the plans and an additional 388,500 options were available for grant.

A summary of stock option activities during 1994, 1995 and 1996 is as follows:

                                                    NUMBER OF            OPTION PRICE
                                                     SHARES               PER SHARE
        Options outstanding at June 27, 1993         195,000        $    3.00 to $  7.84
             Granted                                 502,000             4.63 to   10.50
             Canceled                               (237,500)            5.12 to   10.50
             Exercised                                (2,500)            3.00
                                                    --------
        Options outstanding at July 3, 1994          457,000             4.63 to    5.09
             Granted                                 747,000             2.00 to    2.88
             Canceled                               (687,000)            4.63 to    5.09
                                                    --------
        Options outstanding at July 2, 1995          517,000             2.00 to    4.63
             Granted                                 134,500             1.00
             Canceled                                (40,000)            2.00 to    4.63
                                                    --------
        Options outstanding at June 30, 1996         611,500             1.00 to    2.88
                                                    ========
        Exercisable at June 30, 1996                 149,000             1.00 to    2.88
                                                    ========

10. RELATED PARTY TRANSACTIONS

    On September 7, 1995, the Board of Directors of the Company approved the acquisition of all of the issued and outstanding shares (the "Shares") of Pasta Co. from Mr. Bombaywala, the sole stockholder and director of Pasta Co. On September 14, 1995, the Company, Mr. Bombaywala, Pasta Co. and the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") which provided for the merger of Pasta Co. with and into the Company as the surviving corporation (the "Merger"). The principal assets of Pasta Co. were associated with its ownership of ten (10) restaurants in Houston, Texas.

    In consideration for the Shares, Mr. Bombaywala received 1,666,667 shares of the Company's Common Stock (the "Merger Shares") and two promissory notes in the aggregate principal amount of $3,750,000 (the "Notes"). The Merger Shares were valued at $1.78 per share which was the market value of the Common Stock on the date of the Merger. The total consideration paid to Mr. Bombaywala was $2,966,667; however, as provided below, a portion of the Merger Shares are subject to future release and earn out. In addition, the Company assumed approximately $3.6 million of liabilities and indebtedness of Pasta Co. outstanding as of January 26, 1996, including amounts due to Mr. Bombaywala as noted below.

    Although not required by law, the Board of Directors of the Company elected to submit the Merger to its independent shareholders for approval at its Annual Meeting of Shareholders which was held January 9, 1996. Mr. Bombaywala, who then owned 4,620,000 shares of the Company's Common Stock, or 41.6%, excluding the Merger Shares, did not vote on the Merger at the Annual Meeting. The Merger was approved, and the effective date of the Merger (the "Effective Date") was January 26, 1996. As of the Escrow Closing Date, the Company was granted the right to manage Pasta Co. and received a management fee of three percent (3%) of the gross revenues of Pasta Co. through the Effective Date. Such fees amounted to approximately $137,000.

    The Merger Shares are restricted securities but have demand and incidental registration rights. A total of 350,000 Merger Shares are subject to a Development Escrow Agreement which provides for the earnout and release of such shares based upon (i) the opening of five additional Pasta Co. restaurants on or before December 31, 1996 at an average cost not to exceed $400,000 per restaurant, or (ii) the share price for the Company's Common Stock exceeding $5.00 per share for any ten consecutive business days on or before June 30, 1996 or $7.00 per share on or before June 30, 1997.

    The Notes consist of (i) a promissory note from PAC in the principal amount of $2,750,000, bearing interest at 10% per annum which, subject to certain mandatory prepayment provisions, is due and payable September 15, 2002, and
    (ii) a promissory note from PAC in the principal amount of $1,000,000 bearing interest at 10% per annum, the principal amount of which, subject to certain mandatory prepayment provisions, is due and payable in two equal annual installments on December 31, 1996 and December 31, 1997. Quarterly payments of interest are due and payable on the Notes on the 15th day of December, March, June and September of each year the Notes are outstanding. Commencing September 15, 2000, the outstanding principal on the $2,750,000 Note will be amortized and paid in quarterly installments over the remaining two year term. The Notes require mandatory prepayment in the amount of and to the extent of (i) fifty percent of the proceeds from any public offering received by the Company, and (ii) proceeds from private financings in excess of $1,000,000 received by the Company. Mr. Bombaywala has agreed to defer any and all principal and interest until July of 1997.

    On the Effective Date, a promissory note of Pasta Co. to Mr. Bombaywala in the principal amount of $1,260,000 was paid by the Company. Payment was made as follows: $150,000 in cash, transfer of ownership of land and building valued at $515,000 and a note to Mr. Bombaywala in the amount of $595,000. The land and building transferred had been a non-productive asset of the Company, and management is of the opinion that the value represented its fair value at the time of transfer. Mr. Bombaywala received an additional note from the Company in the amount of $224,202 for other obligations of Pasta Co. arising prior to the Effective Date.

    The Notes are secured by a guarantee of the Company, a pledge by the Company of all issued and outstanding shares of Pasta Co. and a security interest in all of the assets relating to the ten restaurants owned by Pasta Co. on the Effective Date. The lien of Mr. Bombaywala will be junior to any prior liens granted by Pasta Co. on or before the Effective Date.

10. RELATED PARTY TRANSACTIONS CONT'D:

    At June 30, 1996, the Company has a noncurrent, 6% note receivable from Ghulam Bombaywala ("Mr. Bombaywala"), the majority shareholder, officer and a director of the Company in the amount of $2,175,310, payable in three annual principal installments of $200,000 each beginning July 31, 1996, and a final payment of the remaining principal and interest on July 31, 1999. The note is collateralized by certain assets of the shareholder. Accrued interest of $170,844 as of July 2, 1995 was due July 31, 1995. In September of 1995, the Board of Directors voted to modify the terms of the note by deferring payment of the interest due until December 31, 1995. In May 1996, the Company and Mr. Bombaywala agreed to offset interest due from Mr. Bombaywala under the note against interest due to Mr. Bombaywala under notes associated with the purchase of Pasta Co. At June 30, 1996, $206,388 of interest payable to Mr. Bombaywala was offset against interest receivable from Mr. Bombaywala. The remaining balance of interest receivable at June 30, 1996 was $94,974. Such amount, along with amounts accruing in the future will be offset against interest payable to Mr. Bombaywala.

    In December 1994, Mr. Bombaywala purchased $500,000 principal amount of the Company's subordinated notes and received 222,222 warrants to purchase a like number of shares of common stock. Mr. Bombaywala is also obligated to purchase the remaining $2.5 million of the subordinated notes if they have not been paid in full at maturity.

    Mr. Bombaywala has also guaranteed other obligations of the Company, including notes payable and leases associated with Marco's and Pasta Co. restaurants.

    In August of 1996, the Company sold land, building and equipment related to a Marco's Restaurant for a total of $350,000 and leased the assets back from Mr. Bombaywala. The Company believes that both the selling price and lease rate are comparable to those which could be attained from an unrelated third party.

    In May of 1995, the Company began factoring accounts receivable through Catalyst Financial Co., ("Catalyst") paying factoring fees of approximately $19,000 in fiscal 1995 and $75,000 in fiscal 1996. The Company believes that the fees paid were comparable to those that would be charged by a competing factoring company. Mr. Bombaywala is a principal of Catalyst.

    Until April 1, 1996, the Company was obligated under a long-term lease commitment associated with a closed Billy Blues restaurant located in Denver, Colorado. At such time, as incentive for being relieved of such obligation, the Company transferred the fixed assets of the restaurant to a limited partnership of which the general partner is an unaffiliated third party. As additional incentive to such general partner, Mr. Bombaywala and Angelo Pitillo, Director, President and Chief Operating Officer of the Company, invested in the partnership as limited partners. The limited partnership will not operate the restaurant as a Billy Blues restaurant.

    In June 1993, the Company entered into area development agreements for the development of restaurant franchises in Texas, Mexico and Central America (the "Development Rights"). As consideration for the Development Rights, the Company issued 47,000 shares of its restricted stock, valued at $8.50 per share, or an aggregate consideration of $399,500. Also in June 1993, the Company sold the Development Rights to Tex-Mex Ventures, Inc. ("Tex-Mex"), an affiliated company, for an $800,000 five-year promissory note to the Company. The note was convertible, at the option of the Company, in whole or in part, into an equity position of Tex-Mex of up to 20%. The principal of the note is due in June 1998 and accrues interest at 8%, which is payable semi-annually. The note was initially collateralized by the Development Rights and all other assets of Tex-Mex. Four principal shareholders of Tex-Mex were or are former officers and/or directors of the Company.

    In June 1994, the Company elected to convert a portion of the note receivable from Tex-Mex into 600,000 shares of Tex-Mex common stock (the "Tex-Mex Shares") and modify the note to an uncollateralized obligation for the remaining balance of $199,500.

10. RELATED PARTY TRANSACTIONS CONT'D:

    On June 30, 1994, the Company sold the Tex-Mex Shares to JEB Investment Corporation ("JEB"), an unaffiliated entity, for a $1,800,000 promissory note, with interest at 9% collateralized by the Tex-Mex Shares. The note matured on June 30, 1996. In 1996, Tex-Mex went public under the name CluckCorp International, Inc. ("CluckCorp"). In June of 1996, the Company agreed to accept 240,000 shares of CluckCorp as settlement of all principal and interest due under the JEB note. The Company also agreed that the maximum amount that the Company can derive from the sale of the stock is $600,000. The Company intends to sell the stock as soon as possible. For financial reporting purposes, no gain has been recognized on the 1993 sale of the Development Rights or the 1994 sale of the Tex-Mex Shares. As of June 30, 1996 neither the Tex-Mex nor the JEB notes are reflected on the books of the Company. Any net proceeds from the sale of CluckCorp stock will be recorded as a gain when collected.

    As a result of the acquisitions of the Longhorn Cafes in 1993, Julian Fertitta (Mr. Fertitta), former owner of Longhorn Cafes, was elected as an officer and director of the Company. The Company also assumed notes payable to Mr. Fertitta of $1,323,753. During 1994, the Company repaid $250,000 of the principal balance and interest of $66,738.

    In May 1994, the Company and Mr. Fertitta entered into a settlement agreement for the purpose of releasing the Company from the remaining indebtedness of the notes, in consideration for which the Company transferred to Mr. Fertitta all the common stock of Lake Longhorn, Inc. and entered into a 12-month consulting agreement with Mr. Fertitta calling for a consulting fee of $10,000 per month. The consulting agreement expired in May 1995. Mr. Fertitta was issued 13,000 shares of common stock in payment for the last four months of the consulting agreement.

    Michael S. Chadwick, ("Mr. Chadwick"), a director of the Company received 20,000 shares of the Company's common stock in satisfaction of a commission owed to him in connection with the merger of the Company with Marco's Restaurants.

    In connection with the private offering of the Subordinated Notes, the Company entered into an 18-month Financial Advisory Agreement (the "Advisory Agreement") with Sanders Morris Mundy Inc. ("SMM"), the placement agency in the offering. As placement agent, SMM received a 10% commission on the sale of the Subordinated Notes, excluding the $500,000 of Subordinated Notes purchased by Mr. Bombaywala.

    Under the terms of the Advisory Agreement, the Company also agreed to pay SMM a monthly fee of $10,000 in consideration for assistance in the Company's acquisition efforts and capital raising endeavors. Furthermore, pursuant to the Advisory Agreement, the Company also issued to SMM warrants to purchase 150,000 shares of Common Stock at an exercise price of $2.50 per share (the "SMM Advisory Warrants"), which expire on December 31, 1999. SMM subsequently transferred 45,000 of the SMM Advisory Warrants to Mr. Chadwick, Senior Vice President and a Managing Director of SMM and a director of the Company. In March 1996, in connection with an extension on the payment terms of the Subordinated Notes, the exercise price of the warrants was reduced to $1.00 per share and the Advisory Agreement was extended for an additional 18 months with a monthly fee of $5,000 per month.

    In May 1995, the Company entered into an agreement with L. Douglas Peterson, (the "Peterson Agreement") to amend the then existing employment agreement between the two parties. The Peterson Agreement provided for the termination of Mr. Peterson and the establishment of an ongoing consulting relationship. As compensation for amending the employment agreement, Mr. Peterson received 68,800 shares of the Company's Common Stock valued at $172,000. Mr. Peterson also received the license to use certain of the Company's trade names at the Annual Puyallup Fair (the "Fair") held in the Seattle, Washington area. The license is automatically renewable on a year-to-year basis but shall terminate if Mr. Peterson fails to obtain the Fair concession for two consecutive years. Peterson is not obligated to make payments related to the use of the Company's trade names at the Fair.

10. RELATED PARTY TRANSACTIONS CONT'D:

    In September of 1995, the Company entered into an eight month financial advisory agreement with Noesis Capital Corp. ("Noesis"), in order to obtain assistance in identifying sources of financing, developing its acquisition program and with shareholder relations. Under the terms of the agreement, the Company paid $60,000 to Noesis during fiscal 1996. Nico B. Letschert is President of Noesis and a director of the Company.


11.  QUARTERLY INFORMATION (UNAUDITED):

    The following table sets forth certain quarterly operating data.

    FISCAL 1996                                                                       QUARTER ENDED
                                         --------------------------------------------------------------------------
                                         OCTOBER 1, 1995    DECEMBER 31, 1995    MARCH 31, 1996       JUNE 30, 1996
      Revenues                                $9,443,334           $8,442,038       $10,118,214         $12,125,857

      Income (loss) from operations               35,547               84,126           (77,948)            (14,202)

      Net income (loss)                           81,625               93,190           (96,890)            (29,228)

      Net  income (loss)  per common          $      -0-           $      -0-             ($.01)        $       -0-
      share



    FISCAL 1995                                                                      QUARTER ENDED
                                         --------------------------------------------------------------------------
                                         OCTOBER 2, 1994     JANUARY 1, 1995      APRIL 2, 1995      JULY 2, 1995
      Revenues                               $10,063,635          $8,897,447         $8,948,210       $ 9,742,365

      Loss from operations                      (547,772)           (346,915)          (224,564)       (4,692,422)

      Loss before extraordinary item            (581,840)           (419,437)          (345,815)       (6,145,228)

      Net income (loss)                         (581,840)             36,142           (345,815)       (6,145,228)

      Loss per common share
           before extraordinary item               ($.08)              ($.06)             ($.05)            ($.68)

      Net loss per common share                    ($.08)              ($.01)             ($.05)            ($.68)


    During the fourth quarter of 1995, the Company decided to either close or sell its interest in four of its Billy Blues restaurants and recorded a provision for restaurant closings of approximately $2.9 million. Also included in this amount was a provision for a lease obligation related to management's reassessment of the feasibility of opening a new restaurant.

    In May of 1995, the Company offered its Subordinated Debentureholders the right to convert the principal and accrued interest owed on their debentures into common stock at a modified conversion rate of $2.31 principal and accrued interest for one share of common stock. Debentureholders owed an aggregate of approximately $2.5 million agreed to the conversion and received 1,093,904 shares of stock. The Company recorded a fourth quarter loss on conversion of $1.3 million equal to the then current market value of the number of shares actually issued less the number of shares which would have been issued had the conversion been at the stated conversion rate of $5 per share.

12.  EMPLOYEE BENEFIT PLANS:

    An incentive savings plan has been established which is a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. Contributions to the incentive savings plan are determined by the board of directors. Employees may also make contributions to the incentive savings plan based upon a percentage of qualified compensation in accordance with the Internal Revenue Service rules and regulations. No contributions were made to this plan by the Company during 1996, 1995 or 1994.

      EXHIBIT                                                                              SEQUENTIALLY
      NUMBER                              DESCRIPTION OF EXHIBIT                           NUMBERED PAGE
      ------                              ----------------------                           -------------
        4.1        Amendment 1 to Warrant Agreement covering Series A Warrants

        4.2        Amendment 2 to Warrant Agreement covering Series A Warrants

        4.3        Notice of Extension of Warrant Expiration Date to May 15,
                   1997

        4.4        First Amendment to Purchase Agreement dated effective as of
                   March 31, 1996, among the Company and the Purchasers
                   relating to $3,000,000 12% Subordinated Notes due March 31,
                   1996

        4.5 Security Agreement dated as of May 20, 1996 by the Company in favor of the Purchasers relating to $3,000,000 12%
                   Subordinated Notes

        4.6        First Amendment to Financial  Advisory Agreement dated
                   March 31, 1996 between the Company and Sanders Morris Mundy,
                   Inc. ("SMM")

        4.7 Form of Amendment to 12% Subordinated Notes of the Company due March 31, 1996 extending maturity date to July 31, 1997

       10.1        1994 Stock Compensation Plan of the Company

       10.2        First Amendment to the 1994 Stock Compensation Plan of the
                   Company

       10.3        Second Amendment to the 1994 Stock Compensation Plan of the
                   Company

       10.4        License Agreement dated  February 21, 1996 between  the
                   Company and Bevo's Enterprises licensing the Company to use the name Longhorn Cafe in the operation of the business

       10.5        $2,750,000 promissory note from Pasta Acquisition Co. to
                   Ghulam M. Bombaywala dated effective September 14, 1995

       10.6        $1,000,000 promissory note from Pasta Acquisition Co. to
                   Ghulam M. Bombaywala dated effective September 14, 1995

       10.7        $595,000 promissory note from Pasta Acquisition Co. to
                   Ghulam M. Bombaywala dated effective January 26, 1996

       10.8        $224,202 promissory note from Pasta Acquisition Co. to
                   Ghulam M. Bombaywala dated effective January 26, 1996

       10.9 $1,200,000 promissory note from the Company to Metrobank, N.A. dated March 15, 1996

      EXHIBIT                                                                                SEQUENTIALLY
      NUMBER                               DESCRIPTION OF EXHIBIT                            NUMBERED PAGE
      ------                               ----------------------                            -------------
       10.10       Security Agreement between Pasta Acquisition Co., The
                   Original Pasta Co. and Ghulam M. Bombaywala dated September
                   14, 1995

       10.11       Security Agreement Pledge between the Company and
                   Ghulam M. Bombaywala dated September 14, 1995

       10.12       Guaranty Agreement Pledge between the Company and
                   Ghulam M. Bombaywala dated September 14, 1995

       10.13       Service Mark License Agreement between Pasta Acquisition
                   Co. and Ghulam M. Bombaywala dated September 14, 1995

       11.1        Statement regarding computation of per share earnings

       21.1        List of subsidiaries

       27.1        Financial Data Schedule