Form 10-Q
period 1996-09-29
WATERMARC FOOD MANAGEMENT CO
filed 1996-11-13
CIK 884131

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 29, 1996
                               -------------------------------------------------
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission File Number:     0-20143
                       ---------------------------------------------------------

                         Watermarc Food Management Co.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Texas                                          74-2605598
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



   11111 Wilcrest Green, Suite 350         Houston, Texas              77042
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (713) 783-0500
--------------------------------------------------------------------------------
                        (Registrant's telephone number)

               10777 WESTHEIMER, SUITE 1030, HOUSTON, TEXAS 77042
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes X    No
                                                                  ---     ---

As of September 29, 1996, the registrant had 13,433,658 shares of its common stock and 329,540 shares of its preferred stock outstanding, respectively.

                         WATERMARC FOOD MANAGEMENT CO.

                                     INDEX



PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
     ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets -                     2
              September 29, 1996 and June 30, 1996

              Condensed Consolidated Statements of Operations -           3
              Thirteen Weeks Ended
              September 29, 1996 and October 1, 1995

              Condensed Consolidated Statements of Cash Flows -           4
              Thirteen Weeks Ended
              September 29, 1996 and October 1, 1995

              Notes to Condensed Consolidated Financial Statements        5

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                        7
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS


PART II. OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            9

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                  SEPTEMBER 29, 1996  JUNE 30, 1996
                                                  ------------------  -------------
            ASSETS

Current assets:
     Cash and cash equivalents                        $     60,645    $    463,166
     Accounts receivable, trade                            527,761         397,744
     Accounts receivable from affiliates                   469,993         252,440
     Inventories                                           609,818         715,538
     Prepaid expenses and other current assets             285,230         105,779
                                                      ------------    ------------

          Total current assets                           1,953,447       1,934,667

Property and equipment, net                              8,642,290       9,328,526
Notes and other receivables from affiliate               2,217,784       2,217,784
Intangible assets, net                                  12,094,792      12,200,047
Other assets                                               163,649         183,686
                                                      ------------    ------------

                                                      $ 25,071,962    $ 25,864,710
                                                      ============    ============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                          $  3,351,921    $  3,186,690
     Accrued liabilities                                 1,335,345       1,831,055
     Current portion of long-term debt and
          note payable to stockholder                    3,997,787       1,401,825
                                                      ------------    ------------

          Total current liabilities                      8,685,053       6,419,570

Long-term debt, less current portion                     3,131,099       5,698,692
Notes payable to stockholder                             4,569,201       5,069,202
Deferred rent                                              427,309         435,949

Commitments and contingencies

Stockholders' equity:
     Preferred stock                                       329,540         329,540
     Common stock                                          671,682         671,682
     Additional paid-in capital                         26,639,690      26,640,385
     Accumulated deficit                               (19,381,612)    (19,400,310)
                                                      ------------    ------------
          Total stockholders' equity                     8,259,300       8,241,297
                                                      ------------    ------------

                                                      $ 25,071,962    $ 25,864,710
                                                      ============    ============


See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        13 WEEKS ENDED
                                             SEPTEMBER 29, 1996  OCTOBER 1, 1995
                                             ------------------  ---------------
Revenues                                         $ 11,483,050    $  9,443,334
                                                 ------------    ------------

Costs and expenses:
     Costs of revenues                              3,455,687       3,032,376
     Other restaurant operations                    6,114,629       4,758,737
     Selling, marketing and distribution              440,764         488,739
     General and administrative                       706,624         672,005
     Depreciation and amortization                    644,914         455,930
                                                 ------------    ------------

          Total costs and expenses                 11,362,618       9,407,787
                                                 ------------    ------------

Income from operations                                120,432          35,547

Non-operating income (expense):
     Interest income                                   29,855          40,815
     Interest expense                                (323,767)       (169,575)
     Other, net                                       192,178         174,838
                                                 ------------    ------------

          Total non-operating income (expense)       (101,734)         46,078
                                                 ------------    ------------

Income before income taxes                             18,698          81,625

Income taxes                                             --              --
                                                 ------------    ------------

Net income                                             18,698          81,625

Preferred stock dividends                              74,149          74,149
                                                 ------------    ------------

Net income less preferred stock dividends        $    (55,451)   $      7,476
                                                 ============    ============



Net income (loss) per common share               $      (0.00)   $       0.00
                                                 ============    ============


Weighted average common and common equivalent
     shares outstanding                            13,433,658      11,112,026
                                                 ============    ============



See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  13 WEEKS ENDED
                                                       SEPTEMBER 29, 1996  OCTOBER 1, 1995
                                                       ------------------  ---------------
Operating activities:
     Net income for the period                              $    18,698    $    81,625
     Adjustments to reconcile net income to
            net cash used in operating activities:
          Depreciation and amortization                         644,914        455,930
     Changes in assets and liabilities:
          Accounts receivable, trade                           (130,017)      (289,618)
          Accounts receivable from affiliates                  (217,553)       (72,168)
          Inventories                                           105,719         (7,798)
          Prepaid expenses and other current assets            (179,452)      (123,956)
          Accounts payable and accrued liabilities             (339,118)      (753,969)
          Other assets                                           20,038         18,664
                                                            -----------    -----------

     Net cash used in operating activities                      (76,771)      (691,290)

Investing activities:
     Purchase of property and equipment                        (203,424)      (130,621)
     Proceeds from sale of assets                               350,000           --
     Investment in note receivable                                 --          (17,579)
     Repayment of notes receivable                                 --            6,308
                                                            -----------    -----------

     Net cash provided by (used in) investing activities        146,576       (141,892)
                                                            -----------    -----------

Financing activities:
     Cash dividends                                                (695)          --
     Payments on borrowings                                    (471,631)      (193,453)
                                                            -----------    -----------

     Net cash used in financing activities                     (472,326)      (193,453)
                                                            -----------    -----------

Net decrease in cash and cash equivalents                      (402,521)    (1,026,635)

Cash and cash equivalents, beginning of period                  463,166      2,101,729
                                                            -----------    -----------

Cash and cash equivalents, end of period                    $    60,645    $ 1,075,094
                                                            ===========    ===========


See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND BASIS OF PRESENTATION:

    ORGANIZATION

    Watermarc Food Management Co. (The "Company"), owns and operates 41 restaurants, primarily in the Houston Metropolitan area, under the names "Marco's Mexican Restaurants"; "The Original Pasta Co."; "Billy Blues"; "Longhorn Cafe"; "Pete's Barbecue"; and "Hotspurs". All but the Billy Blues restaurant are operated by wholly-owned subsidiaries of the Company. The Company also produces and markets two brands of barbecue sauces, "Billy Blues Barbecue Sauce" and "Chris' & Pitt's Bar-B-Que Sauce". Both are marketed to supermarkets, other retail stores and food service outlets.

    BASIS OF PRESENTATION

    The unaudited financial information for the quarters ended September 29, 1996 and October 1, 1995 includes the results of operations of the Company. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

    The June 30, 1996 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

    The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company has a working capital deficit of approximately $6.7 million at September 29, 1996. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt.

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

    In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which provides standards for transfers and servicing of financial assets and extinguishments of liabilities that are based on a "financial components" approach that focuses on control. The pronouncement is effective for transactions occurring after December 31, 1996.

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


2.  CONTINGENCIES:

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

    The Company is currently involved in, and is vigorously defending, a lawsuit related to alleged wrongful termination and the plaintiff is suing for $500,000 in actual damages and $1,000,000 in punitive damages. The Company is also involved in various other lawsuits arising in the ordinary course of its business. The Company believes that the resolution of these matters will not have a material adverse impact on its financial position, results of operations or cash flows.



3.  BUSINESS COMBINATIONS:

    Effective January 26, 1996, the Company acquired all of the outstanding common stock of The Original Pasta Co. (Pasta Co.). The purchase price was $6,666,667, consisting of $3,750,000 of notes and the issuance of 1,666,667 shares of the Company's common stock valued at $2,916,667. The acquisition has been accounted for as a purchase and, accordingly, the assets and liabilities of Pasta Co. have been recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is reported as goodwill and is being amortized over 15 years.

    The statement of operations includes the results of Pasta Co. from the date of acquisition. The following table summarizes the unaudited pro forma results of operations of the Company as if the acquisition had occurred at the beginning of the period presented:

                                                       13 WEEKS ENDED
                                                       --------------
                                                      OCTOBER 1, 1995
                                                      ---------------
              Revenues                                    $11,977,293
              Net loss                                      (220,292)
              Net loss per common share                         (.02)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INTRODUCTION

    The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to the first quarter of fiscal years 1997 and 1996 are to the thirteen week periods ended September 29, 1996 and October 1, 1995 respectively.

    Effective January 26, 1996, the Company acquired The Original Pasta Co. which operated a chain of ten restaurants (the "Pasta Co. Restaurants"). The acquisition was accounted for as a purchase, and no revenues or expenses are reported for past periods. Cost percentages for the acquired restaurants are similar to those of the Company's existing restaurant operations.



RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 1, 1995 COMPARED TO THE
    THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996.

    REVENUES. Revenues increased $2,039,716 or 21.6% to $11,483,050 for the first quarter of fiscal 1997 as compared to $9,443,334 for the first quarter of fiscal 1996. Revenues attributable to the Pasta Co. Restaurants were $3,182,067. Remaining revenues decreased by $1,142,351.
    Approximately $390,000 of this decline is due to revenues associated with a fair held in the State of Washington. The Company participated in the fair in fiscal 1996, but not in fiscal 1997. The remainder of the decrease is due to the sale of a Longhorn Cafe restaurant during fiscal 1996 along with a decline in comparable revenues.

    To counteract the decline in comparable revenues, management is currently taking action in an attempt to increase sales, including stepped-up marketing activities and restaurant remodeling. However, there can be no assurance that such actions will result in the desired sales increases. Management is also implementing cost reduction strategies in order to decrease the impact of the sales decline.

    COSTS AND EXPENSES. Total cost of revenues decreased to 30.1% of revenues in 1997 as compared to 32.1% of revenues in 1996. The decline is due to operational efficiencies introduced by management.

    Restaurant operations include all other unit-level operating expenses, comprised principally of labor, supplies, rent, utilities, repairs and maintenance, and other direct expenses. As a percentage of restaurant revenues, these costs increased from 50.4% of revenues in fiscal 1996 to 53.2% of revenues in fiscal 1997 primarily due to the decline in comparable sales.

    Selling, marketing and distribution expenses decreased by $47,975 primarily due to a reduction of marketing activities during the quarter. Such expenditures were increased early in the second quarter of this fiscal year in an effort to counteract sales declines.

    General and administrative expenses increased by $34,619 primarily due to the acquisition of the Pasta Co. Restaurants.

    Depreciation and amortization increased by $188,984 primarily due to the acquisition of the Pasta Co. Restaurants.

    NON-OPERATING INCOME (EXPENSE). Interest expense increased by $154,192 due to interest accrued on notes payable associated with the acquisition of the Pasta Co. Restaurants, partially offset by reductions in other interest bearing debt.

    NET INCOME. As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company reported net income of $18,698 for the first quarter of fiscal 1997 compared to net income of $81,625 for the first quarter of fiscal 1996.



LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. The Company has experienced losses from operations and, as of September 29, 1996, has an accumulated deficit of $19,381,612.

    During the thirteen weeks ended September 29, 1996, net cash flow used in operating activities equaled $76,771 which resulted from reductions in accrued liabilities and increases in current assets, partially offset by depreciation and amortization. Investing activities generated $146,576 in cash due to the sale of fixed assets partially offset by purchases of property and equipment. Financing activities utilized $472,326 in cash due to payments on borrowings.

    For the thirteen weeks ended October 1, 1995, net cash flow used in operating activities equaled $691,290 due primarily to a reduction in current liabilities. Investing activities utilized $141,892 primarily due to the purchase of property and equipment. Financing activities utilized $193,453 in cash due to payments on borrowings.

    As of September 29, 1996, the Company had negative working capital of $6,731,606, as compared to negative working capital of $4,484,903 at June 30, 1996. The increase is due primarily to $3 million in Subordinated Notes being classified as a current liability as of September 29, 1996.

    CAPITAL REQUIREMENTS. The Company renegotiated the payment terms of its $3 million 12% Subordinated Notes which were due on March 31, 1996. Principal is now due on July 31, 1997. The material capital commitments of the Company over the coming year are related to:

    o    Expansion of Marco's and Pasta Co. Restaurants.
    o    Remodeling of certain Marco's Restaurants.
    o Reduction of the Company's working capital deficit, including payments on notes, accounts payable and accrued liabilities.
    o    Refinancing the Subordinated Notes.

    Plans for fiscal 1997 include opening one new Marco's Restaurant and four additional Pasta Co. Restaurants, two of which are currently under construction. Both Marco's and Pasta Co. Restaurants require an initial capital investment of approximately $400,000, or a total investment of approximately $2 million to open five restaurants. The Company intends to finance these expenditures either through cash flow from operations or from additional outside financing. There is no assurance that such funds will be available on a timely basis, especially considering the Company's upcoming debt service requirements. The actual number of new restaurants opened will depend upon the availability of capital.

    The Company expects to achieve positive cash flow from operations in fiscal 1997, principally from its Marco's and Pasta Co. Restaurants. However, cash generated from operations will not be sufficient to meet all of the commitments set forth above. Without additional debt or equity financing in the short-term, the Company may not be able to (i) repay the $3 million in 12% Subordinated Notes due July 31, 1997, (ii) meet its targeted expansion goals, and (iii) reduce its current working capital deficit. If additional financing is not available, the Company may be forced to curtail its expansion efforts.

    FORWARD LOOKING INFORMATION

    The statements contained in this report on Form 10-Q which are not historical facts, including, but not limited to, statements found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", are based on current expectations that involve a number of risks and uncertainties. The Company cannot provide any assurance that these expectations will actually be met. The factors that could cause actual results to differ materially from those described in the forward-looking statements include, but are not limited to, the following: changes in general economic and financial conditions within the markets that the Company serves; changes in the political and/or regulatory environments in which the Company operates; changes in consumer demand for the Company's products and services; competitive factors; and other risk factors described from time to time in the Company's Securities and Exchange Commission filings. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those contemplated by such forward-looking statements.

    The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


PART  II - OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.

            (a) Exhibit 11.1 required by Item 601 of Regulation S-K is filed as part of this report.





                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WATERMARC FOOD MANAGEMENT CO.


Date: 11/12/96                          By:       /s/ Thomas J. Buckley
     ----------                             ------------------------------------
                                            Thomas J. Buckley
                                            Chief Financial Officer
                                            (Duly Authorized Signatory and
                                            Principal Financial & Accounting
                                            Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11.1        Watermarc Food Management Co. and Subsidiaries -
              Computation of Earnings (Loss) Per Common and Common
              Equivalent Shares

  27          Financial Data Schedule