Form 10-Q
period 1996-12-29
WATERMARC FOOD MANAGEMENT CO
filed 1997-02-14
CIK 884131

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended December 29, 1996

                                      or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                        to
                              ------------------------  -----------------------

Commission File Number: 0-20143



                         Watermarc Food Management Co.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Texas                                     74-2605598
---------------------------------------     -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


   11111 Wilcrest Green, Suite 350          Houston, Texas        77042
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                (713) 783-0500
-------------------------------------------------------------------------------
                      (Registrant's telephone number)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes   X   No
                                                                  -----   ----

    As of December 29, 1996, the registrant had 13,433,658 shares of its common stock and 329,540 shares of its preferred stock outstanding, respectively.

                         WATERMARC FOOD MANAGEMENT CO.

                                     INDEX




PART I.          FINANCIAL INFORMATION                                    PAGE NO.

         ITEM 1.          FINANCIAL STATEMENTS

                          Condensed Consolidated Balance Sheets -               2
                          December 29, 1996 and June 30, 1996

                          Condensed Consolidated Statements of Operations -     3
                          Thirteen Weeks Ended
                          December 29, 1996 and December 31, 1995

                          Condensed Consolidated Statements of Operations -     4
                          Twenty-Six Weeks Ended
                          December 29, 1996 and December 31, 1995

                          Condensed Consolidated Statements of Cash Flows -     5
                          Twenty-Six Weeks Ended
                          December 29, 1996 and December 31, 1995

                          Notes to Condensed Consolidated Financial Statements  6

         ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS                  8
                          OF FINANCIAL CONDITION AND RESULTS OF
                          OPERATIONS


PART II.         OTHER INFORMATION

         ITEM 6.          Exhibits and Reports on Form 8-K



                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                DECEMBER 29, 1996  JUNE 30, 1996
               ASSETS                           -----------------  -------------

Current assets:
     Cash and cash equivalents                       $     32,221   $    463,166
     Accounts receivable, trade                           558,580        397,744
     Accounts receivable from affiliates                  546,928        252,440
     Inventories                                          517,035        715,538
     Prepaid expenses and other current assets            647,113        105,779
                                                     ------------   ------------

          Total current assets                          2,301,877      1,934,667

Property and equipment, net                             8,372,002      9,328,526
Notes and other receivables from affiliate              2,217,784      2,217,784
Intangible assets, net                                 11,789,096     12,200,047
Other assets                                              172,705        183,686
                                                     ------------   ------------

                                                     $ 24,853,464   $ 25,864,710
                                                     ============   ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                         $  3,621,380   $  3,186,690
     Accrued liabilities                                1,878,195      1,831,055
     Current portion of long-term debt and
          note payable to stockholder                   4,046,816      1,401,825
                                                     ------------   ------------

          Total current liabilities                     9,546,391      6,419,570

Long-term debt, less current portion                    2,834,948      5,698,692
Notes payable to stockholder                            4,569,202      5,069,202
Deferred rent                                             417,630        435,949

Commitments and contingencies

Stockholders' equity:
     Preferred stock                                      329,540        329,540
     Common stock                                         671,682        671,682
     Additional paid-in capital                        26,639,689     26,640,385
     Accumulated deficit                              (20,155,618)   (19,400,310)
                                                     ------------   ------------
          Total stockholders' equity                    7,485,293      8,241,297
                                                     ------------   ------------

                                                     $ 24,853,464   $ 25,864,710
                                                     ============   ============


See notes to condensed consolidated financial statements (unaudited).

                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        13 WEEKS ENDED
                                             DECEMBER 29, 1996   DECEMBER 31, 1995
                                             -----------------   -----------------

Revenues                                          $ 10,464,021   $  8,442,038
                                                  ------------   ------------

Costs and expenses:
     Costs of revenues                               3,133,297      2,541,574
     Other restaurant operations                     6,220,543      4,398,995
     Selling, marketing and distribution               431,876        359,482
     General and administrative                        650,146        595,346
     Depreciation and amortization                     634,591        462,515
                                                  ------------   ------------

          Total costs and expenses                  11,070,453      8,357,912
                                                  ------------   ------------

Income (loss) from operations                         (606,432)        84,126

Non-operating income (expense):
     Interest income                                    27,601         55,149
     Interest expense                                 (294,142)      (149,799)
     Other, net                                         98,969        103,714
                                                  ------------   ------------

          Total non-operating income (expense)        (167,572)         9,064
                                                  ------------   ------------

Income (loss) before income taxes                     (774,004)        93,190

Income taxes                                                --             --
                                                  ------------   ------------

Net income (loss)                                     (774,004)        93,190

Preferred stock dividends                               74,149         74,149
                                                  ------------   ------------

Net income (loss) less preferred stock dividends  ($   848,153)  $     19,041
                                                  ============   ============



Net income (loss) per common share                ($      0.06)  $       0.00
                                                  ============   ============


Weighted average common and common equivalent
     shares outstanding                             13,433,658     11,178,784
                                                  ============   ============


See notes to condensed consolidated financial statements (unaudited).

                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         26 WEEKS ENDED
                                            DECEMBER 29, 1996    DECEMBER 31, 1995
                                            -----------------    -----------------

Revenues                                          $ 21,947,071   $ 17,885,372
                                                  ------------   ------------

Costs and expenses:
     Costs of revenues                               6,588,984      5,573,950
     Other restaurant operations                    12,335,172      9,157,732
     Selling, marketing and distribution               872,640        848,221
     General and administrative                      1,356,770      1,267,351
     Depreciation and amortization                   1,279,505        918,445
                                                  ------------   ------------

          Total costs and expenses                  22,433,071     17,765,699
                                                  ------------   ------------

Income (loss) from operations                         (486,000)       119,673

Non-operating income (expense):
     Interest income                                    57,456         95,964
     Interest expense                                 (617,909)      (319,374)
     Other, net                                        291,147        278,552
                                                  ------------   ------------

          Total non-operating income (expense)        (269,306)        55,142
                                                  ------------   ------------

Income (loss) before income taxes                     (755,306)       174,815

Income taxes                                                --             --
                                                  ------------   ------------

Net income (loss)                                     (755,306)       174,815

Preferred stock dividends                              148,298        148,298
                                                  ------------   ------------

Net income (loss) less preferred stock dividends  ($   903,604)  $     26,517
                                                  ============   ============


Net income (loss) per common share                ($      0.07)  $       0.00
                                                  ============   ============


Weighted average common and common equivalent
     shares outstanding                             13,433,658     11,145,405
                                                  ============   ============



See notes to condensed consolidated financial statements (unaudited).

                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                26 WEEKS ENDED
                                                   DECEMBER 29, 1996      DECEMBER 31, 1995
                                                   ------------------     -----------------
Operating activities:
     Net income (loss) for the period                      ($  755,306)  $   174,815
     Adjustments to reconcile net income (loss) to
                   net cash used in operating activities:
          Depreciation and amortization                      1,279,505       918,445
     Changes in assets and liabilities:
          Accounts receivable, trade                          (160,836)     (177,922)
          Accounts receivable from affiliates                 (294,488)     (238,064)
          Inventories                                          198,503        21,360
          Prepaid expenses and other current assets           (541,338)     (124,908)
          Accounts payable and accrued liabilities             463,512    (1,008,469)
          Other assets                                          10,982         4,383
                                                           -----------   -----------

     Net cash provided by (used in) operating activities       200,534      (430,360)

Investing activities:
     Purchase of property and equipment                       (662,030)     (535,189)
     Proceeds from sale of equipment                           750,000
     Repayment of notes receivable                                  --         6,500
                                                           -----------   -----------

     Net cash provided by (used in) investing activities        87,970      (528,689)
                                                           -----------   -----------

Financing activities:
     Cash dividends on preferred stock                            (696)           --
     Payments on borrowings                                   (718,753)   (1,025,375)
                                                           -----------   -----------

     Net cash used in financing activities                    (719,449)   (1,025,375)
                                                           -----------   -----------

Net decrease in cash and cash equivalents                     (430,945)   (1,984,424)

Cash and cash equivalents, beginning of period                 463,166     2,101,729
                                                           -----------   -----------

Cash and cash equivalents, end of period                   $    32,221   $   117,305
                                                           ===========   ===========



See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND BASIS OF PRESENTATION:

    ORGANIZATION

    Watermarc Food Management Co. (The "Company"), owns and operates 43 restaurants, primarily in the Houston Metropolitan area, under the names "Marco's Mexican Restaurants"; "The Original Pasta Co."; "Billy Blues"; "Longhorn Cafe"; "Pete's Barbecue"; and "Hotspurs". All but the Billy Blues restaurant are operated by wholly-owned subsidiaries of the Company. The Company also produces and markets two brands of barbecue sauces, "Billy Blues Barbecue Sauce" and "Chris' & Pitt's Bar-B-Que Sauce". Both are marketed to supermarkets, other retail stores and food service outlets.

    BASIS OF PRESENTATION

    The accompanying unaudited financial information includes the results of operations of the Company for the thirteen week and twenty-six week periods ended December 29, 1996 and December 31, 1995. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for the periods presented but should not be considered as indicative of results for a full year.

    The June 30, 1996 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

    The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company has a working capital deficit of approximately $7.2 million at December 29, 1996. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt.

    Management's plans include the following:

    - Increasing revenues in existing restaurants by remodeling certain Marco's Mexican Restaurants and by improving marketing programs and customer service.
    - Increasing revenues from the sale of food products by reinforcing existing markets, expanding distribution to new market areas, introducing more aggressive marketing programs, adding methods of distribution and developing new products.
    -    Franchising new restaurants.
    -    Maintaining cost controls while increasing revenues.
    -    Obtaining additional equity capital or debt financing.
    - Refinancing debt, primarily $3 million in Subordinated Notes due in July of 1997.


    IMPACT OF NEW ACCOUNTING STANDARDS

    In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" which establishes accounting and reporting standards for stock-based employee compensation plans. Companies are encouraged to utilize the fair-value method to measure stock based compensation but may continue to utilize the accounting method prescribed by APB Opinion No. 25 and disclose the pro-forma effects of the SFAS No. 123 method. The

    Company has decided to continue to use the accounting method prescribed by APB Opinion No. 25 and to adopt the disclosure requirements of SFAS No. 123. In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which provides standards for transfers and servicing of financial assets and extinguishments of liabilities that are based on a "financial components" approach that focuses on control. The pronouncement is effective for transactions occurring after December 31, 1996.


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



2.  CONTINGENCIES:

    The Company is involved in various lawsuits arising in the ordinary course of its business, but believes that the resolution of these matters will not have a material adverse impact on its financial position, results of operations or cash flows.



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

    The statement of operations includes the results of Pasta Co. from the date of acquisition. The following table summarizes the unaudited pro forma results of operations of the Company as if the acquisition had occurred at the beginning of the period presented:

                                     13 WEEKS ENDED         26 WEEKS ENDED
                                     --------------         --------------
                                    DECEMBER 31, 1995      DECEMBER 31, 1995
                                    -----------------      -----------------
      Revenues                            $10,898,485            $22,895,778
      Net loss                               (343,197)              (544,589)
      Net loss per common share                  (.03)                  (.05)


4.  RELATED PARTY TRANSACTIONS:

    In October 1996, the Company sold equipment associated with three of its restaurants to Ghulam Bombaywala, the majority shareholder, officer and a director of the Company, and subsequently leased the assets back from Mr. Bombaywala. The Company believes that the selling price of $750,000 and the lease rate are comparable to those which could be attained from an unrelated third party. There was no gain or loss to the Company on this transaction.





            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INTRODUCTION

    The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to the second quarter of fiscal years 1997 and 1996 are to the thirteen week periods ended December 29, 1996 and December 31, 1995 respectively. References to the first half of fiscal year 1997 and 1996 are to the twenty-six week periods ending on those same dates.

    Effective January 26, 1996, the Company acquired The Original Pasta Co. which operated a chain of ten restaurants (the "Pasta Co. Restaurants"). The acquisition was accounted for as a purchase, and no revenues or expenses are reported for past periods. Cost percentages for the acquired restaurants are similar to those of the Company's existing restaurant operations.



RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 31, 1995 COMPARED TO THE
    THIRTEEN WEEKS ENDED DECEMBER 29, 1996.

    REVENUES. Revenues increased $2,021,983 or 24.0% to $10,464,021 for the second quarter of fiscal 1997 as compared to $8,442,038 for the second quarter of fiscal 1996. Revenues attributable to the Pasta Co. Restaurants were $3,242,923. Remaining revenues decreased by $1,220,940. This decrease is due to the sale of a Longhorn Cafe restaurant during fiscal 1996, severe weather conditions in the Company's Seattle, Washington market and a decline in comparable restaurant revenues. The decline in comparable revenues was generally related to economic conditions in the Company's Houston, Texas market.

    To counteract the decline in comparable revenues, management has taken action to increase sales, including stepped-up marketing and promotional activities and restaurant remodeling. There can be no assurance that such actions will result in the desired sales increases, although comparable restaurant revenues have shown improvement in January of 1997.

    COSTS AND EXPENSES. Total cost of revenues decreased to 29.9% of revenues in 1997 as compared to 30.1% of revenues in 1996. The decline is due to operational efficiencies introduced by management.

    Restaurant operations include all other unit-level operating expenses, comprised principally of labor, supplies, rent, utilities, repairs and maintenance, and other direct expenses. As a percentage of restaurant revenues, these costs increased from 52.1% of revenues in fiscal 1996 to 59.4% of revenues in fiscal 1997 primarily due to the decline in comparable sales, since a number of these expenses are fixed or indirectly variable. Labor expense also increased due to an increase in the federal minimum wage rate in October 1996.

    Selling, marketing and distribution expenses increased by $72,394 primarily due to the acquisition of the Pasta Co. Restaurants.

    General and administrative expenses increased by $54,800 primarily due to the acquisition of the Pasta Co. Restaurants.

    Depreciation and amortization increased by $172,076 primarily due to the acquisition of the Pasta Co. Restaurants.

    NON-OPERATING INCOME (EXPENSE). Interest expense increased by $144,343 due to interest accrued on notes payable associated with the acquisition of the Pasta Co. Restaurants, partially offset by reductions in other interest bearing debt.

    NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company reported a net loss of $774,004 for the second quarter of fiscal 1997 compared to net income of $93,190 for the second quarter of fiscal 1996.


TWENTY-SIX WEEKS ENDED DECEMBER 31, 1995 COMPARED TO THE
    TWENTY-SIX WEEKS ENDED DECEMBER 29, 1996.

    REVENUES. Revenues increased $4,061,699 or 22.7% to $21,947,071 for the first half of fiscal 1997 as compared to $17,885,372 for the first half of fiscal 1996. Revenues attributable to the Pasta Co. Restaurants were $6,424,992. Remaining revenues decreased by $2,363,293. Approximately $390,000 of this decline is due to revenues associated with a fair held in the State of Washington. The Company participated in the fair in fiscal 1996, but not in fiscal 1997. The remainder of the decrease is due to the sale of a Longhorn Cafe restaurant during fiscal 1996, severe weather conditions in the Company's Seattle, Washington market and a decline in comparable restaurant revenues. The decline in comparable revenues was generally related to economic conditions in the Company's Houston, Texas market.

    COSTS AND EXPENSES. Total cost of revenues decreased to 30.0% of revenues in 1997 as compared to 31.2% of revenues in 1996. The decline is due to operational efficiencies introduced by management.

    Restaurant operations include all other unit-level operating expenses, comprised principally of labor, supplies, rent, utilities, repairs and maintenance, and other direct expenses. As a percentage of restaurant revenues, these costs increased from 51.2% of revenues in fiscal 1996 to 56.2% of revenues in fiscal 1997 primarily due to the decline in comparable sales, since a number of these expenses are fixed or indirectly variable. Labor expense also increased due to an increase in the federal minimum wage rate in October 1996.

    Selling, marketing and distribution expenses increased by $24,419 primarily due to the acquisition of the Pasta Co. Restaurants.

    General and administrative expenses increased by $89,419 primarily due to the acquisition of the Pasta Co. Restaurants.

    Depreciation and amortization increased by $361,060 primarily due to the acquisition of the Pasta Co. Restaurants.

    NON-OPERATING INCOME (EXPENSE). Interest expense increased by $298,535 due to interest accrued on notes payable associated with the acquisition of the Pasta Co. Restaurants, partially offset by reductions in other interest bearing debt.

    NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company reported a net loss of $755,306 for the first half of fiscal 1997 compared to net income of $174,815 for the first half of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. The Company has experienced losses from operations and, as of December 29, 1996, has an accumulated deficit of $20,155,618. During the twenty-six weeks ended December 29, 1996, net cash provided by operating activities was $200,534 which resulted from depreciation and amortization less a net loss for the period. Investing activities generated $87,970 in cash due to the sale of fixed assets partially offset by purchases of property and equipment. Financing activities utilized $719,449 in cash due to payments on borrowings.

    For the twenty-six weeks ended December 31, 1995, net cash used in operating activities was $430,360 due primarily to a reduction in current liabilities. Investing activities utilized $528,689 primarily due to the purchase of property and equipment. Financing activities utilized $1,025,375 in cash due to payments on borrowings.

    As of December 29, 1996, the Company had negative working capital of $7,244,514, as compared to negative working capital of $4,484,903 at June 30, 1996. The increase is due primarily to $3 million in Subordinated Notes being classified as a current liability as of December 29, 1996.

    CAPITAL REQUIREMENTS. The Company renegotiated the payment terms of its $3 million 12% Subordinated Notes which were due on March 31, 1996. Principal is now due on July 31, 1997. The material capital commitments of the Company over the coming year are related to:

    -    Expansion of Marco's and Pasta Co. Restaurants.
    -    Remodeling of certain Marco's Restaurants.
    - Reduction of the Company's working capital deficit, including payments on notes, accounts payable and accrued liabilities.
    -    Refinancing the Subordinated Notes.

    Plans for fiscal 1997 include opening one new Marco's Restaurant and four additional Pasta Co. Restaurants, two of which have already been opened. Both Marco's and Pasta Co. Restaurants require an initial capital investment of approximately $400,000, or a total investment of approximately $2 million to open five restaurants. The Company intends to finance these expenditures either through cash flow from operations or from additional outside financing. There is no assurance that such funds will be available on a timely basis, especially considering the Company's upcoming debt service requirements. The actual number of new restaurants opened will depend upon the availability of capital.

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


  WATERMARC FOOD MANAGEMENT CO.


  Date:  02/14/97                         By: /s/ Thomas J. Buckley
       ------------------------              ----------------------------------
                                             Thomas J. Buckley
                                             Chief Financial Officer (Duly
                                             Authorized Signatory and
                                             Principal Financial &
                                             Accounting Officer)

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

11.1.            Watermarc Food Management Co. and Subsidiaries -
                 Computation of Earnings (Loss) Per Common and Common Equivalent Shares


27               Financial Data Schedule