Form 10-Q
period 1997-03-30
WATERMARC FOOD MANAGEMENT CO
filed 1997-05-19
CIK 884131

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 30, 1997
                               --------------
                                      or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934



For the transition period from                            to
                              ---------------------------    ------------------
Commission File Number:  0-20143
                         ------------------------------------------------------


                         Watermarc Food Management Co.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Texas                                      74-2605598
-------------------------------      ------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)



    11111 Wilcrest Green, Suite 350           Houston, Texas           77042
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

                                                        Yes   X     No
                                                           -------     -------

As of March 30, 1997, the registrant had 13,670,847 shares of its common stock and 329,540 shares of its preferred stock outstanding, respectively.

                         WATERMARC FOOD MANAGEMENT CO.

                                     INDEX


 PART I.      FINANCIAL INFORMATION                                    PAGE NO.
                                                                       --------

     ITEM 1.        FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets -               2
                    March 30, 1997 and June 30, 1996

                    Condensed Consolidated Statements of Operations -     3
                    Thirteen Weeks Ended
                    March 30, 1997 and March 31, 1996

                    Condensed Consolidated Statements of Operations -     4
                    Thirty-nine Weeks Ended
                    March 30, 1997 and March 31, 1996

                    Condensed Consolidated Statements of Cash Flow -      5
                    Thirty-nine Weeks Ended
                    March 30, 1997 and March 31, 1996

                    Notes to Consolidated Financial Statements            6


     ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                  9
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS


 PART II.     OTHER INFORMATION
     ITEM 6.        Exhibits and Reports on Form 8-K                     12

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


          ASSETS                                             MARCH 30, 1997   JUNE 30, 1996
                                                             --------------   -------------
Current assets:
       Cash and cash equivalents                              $    56,806      $   463,166
       Accounts receivable, trade                                 522,590          397,744
       Accounts receivable from affiliates                        421,470          252,440
       Inventories                                                507,961          715,538
       Prepaid expenses and other current assets                  515,780          105,779
                                                              -----------      -----------
          Total current assets                                  2,024,607        1,934,667

Property and equipment, net                                     8,293,756        9,328,526
Notes and other receivable from affiliate                       2,217,784        2,217,784
Intangible assets, net                                         11,594,726       12,200,047
Other assets                                                      177,087          183,686
                                                              -----------      -----------
                                                              $24,307,960      $25,864,710
                                                              ===========      ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                $ 4,667,015      $ 3,186,690
       Accrued liabilities                                      1,813,212        1,831,055
       Current portion of long-term debt and note payable
         to stockholder                                         3,997,863        1,401,825
                                                              -----------      -----------
          Total current liabilities                            10,478,090        6,419,570

Long-term debt, less current portion                            3,485,840        5,698,692
Notes payable to stockholder                                    4,569,202        5,069,202
Deferred rent                                                     434,510          435,949

Commitments and contingencies

Stockholders' equity:
       Preferred stock                                            329,540          329,540
       Common stock                                               671,682          671,682
       Additional paid-in capital                              26,639,641       26,640,385
       Accumulated deficit                                    (22,150,545)     (19,400,310)
       Treasury stock                                            (150,000)               0
                                                              -----------      -----------
          Total stockholders' equity                            5,340,318        8,241,297
                                                              -----------      -----------


                                                              $24,307,960      $25,864,710
                                                              ===========      ===========

See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                              13 WEEKS ENDED
                                                      MARCH 30, 1997    MARCH 31, 1996
                                                      --------------    --------------
Revenues                                                $11,427,721       $10,118,214
                                                        -----------       -----------

Costs and expenses:
     Costs of revenues                                    3,668,951         3,121,995
     Other restaurant operations                          7,548,932         5,710,491
     Selling, marketing and distribution                    516,590           208,970
     General and administrative                             770,228           518,662
     Depreciation and amortization                          648,949           636,044
                                                        -----------       -----------
          Total costs and expenses                       13,153,650        10,196,162
                                                        -----------       -----------

Income (loss) from operations                            (1,725,929)          (77,948)

Non-operating income (expense):
     Interest income                                         30,038            30,760
     Interest expense                                      (327,331)         (258,665)
     Other, net                                              28,293           208,963
                                                        -----------       -----------

          Total non-operating income (expense)             (269,000)          (18,942)
                                                        -----------       -----------

Income (loss) before income taxes                        (1,994,929)          (96,890)

Income taxes                                                     -                 -
                                                        -----------       -----------

Net income (loss)                                        (1,994,929)          (96,890)

Preferred stock dividends                                    74,732            74,732
                                                        -----------       -----------

Net income (loss) less preferred stock dividends        $(2,069,661)      $  (171,622)
                                                        ===========       ===========



Net income (loss) per common share                      $     (0.15)      $     (0.01)
                                                        ===========       ===========


Weighted average common and common equivalent
     shares outstanding                                  13,631,750        12,662,160
                                                        ===========       ===========

See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             39 WEEKS ENDED
                                                     MARCH 30, 1997    MARCH 31, 1996
                                                     --------------    --------------
Revenues                                              $33,374,792       $28,003,586
                                                      -----------       -----------
Costs and expenses:
     Costs of revenues                                 10,257,935         8,695,945
     Other restaurant operations                       19,884,104        14,868,223
     Selling, marketing and distribution                1,389,230         1,057,191
     General and administrative                         2,126,998         1,786,013
     Depreciation and amortization                      1,928,454         1,554,489
                                                      -----------       -----------

          Total costs and expenses                     35,586,721        27,961,861
                                                      -----------       -----------

Income (loss) from operations                          (2,211,929)           41,725

Non-operating income (expense):
     Interest income                                       87,494           126,724
     Interest expense                                    (945,240)         (578,039)
     Other, net                                           319,440           487,515
                                                      -----------       -----------

          Total non-operating income (expense)           (538,306)           36,200
                                                      -----------       -----------

Income (loss) before income taxes                      (2,750,235)           77,925

Income taxes                                                   -                 -
                                                      -----------       -----------

Net income (loss)                                      (2,750,235)           77,925

Preferred stock dividends                                 222,447           223,030
                                                      -----------       -----------

Net income (loss) less preferred stock dividends      $(2,972,682)      $  (145,105)
                                                      ===========       ===========

Net income (loss) per common share                    $     (0.22)      $     (0.01)
                                                      ===========       ===========

Weighted average common and common equivalent
     shares outstanding                                13,499,689        11,650,166
                                                      ===========       ===========


See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                              39 WEEKS ENDED
                                                       MARCH 30, 1997   MARCH 31, 1996
                                                       --------------   --------------
Operating activities:
     Net income (loss) for the period                    $(2,750,235)   $     77,925
     Adjustments to reconcile net income (loss) to
           net cash used in operating activities:
        Depreciation and amortization                      1,928,454       1,554,489
    Changes in assets and liabilities:
        Accounts receivable, trade                          (124,846)       (259,206)
        Accounts receivable from affiliates                 (169,030)       (348,805)
        Inventories                                          207,577         (81,080)
        Prepaid expenses and other current assets           (410,005)       (236,927)
        Accounts payable and accrued liabilities           1,760,998        (448,243)
        Other assets                                           6,600         623,903
                                                         -----------    ------------
    Net cash provided by operating activities                449,513         882,056
                                                         -----------    ------------

Investing activities:
    Purchase of property and equipment                    (1,038,363)     (1,654,003)
    Repayment of notes receivable                                  0           6,500
    Proceeds from sale of equipment                          750,000               0
    Cost of acquisitions, net of cash acquired                     0        (231,745)

                                                         -----------    ------------
    Net cash provided by (used in) investing activities     (288,363)     (1,879,248)
                                                         -----------    ------------

Financing activities:
    Net proceeds from borrowings                             598,365         315,863
    Payments on notes payable to affiliates                        0        (150,000)
    Payments on other borrowings                          (1,015,179)     (1,133,716)
    Cash dividends on preferred stock                           (696)              0
    Purchase of treasury stock                              (150,000)              0
                                                         -----------    ------------
    Net cash provided by (used in) financing activities     (567,510)       (967,853)
                                                         -----------    ------------


Net (decrease) increase in cash and cash equivalents        (406,360)     (1,965,045)

Cash and cash equivalents, beginning of period               463,166       2,101,729
                                                         -----------    ------------
Cash and cash equivalents, end of period                 $    56,806    $    136,684
                                                         ===========    ============





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

     BASIS OF PRESENTATION

     The accompanying unaudited financial information includes the results of operations of the Company for the thirteen week and thirty-nine week periods ended March 30, 1997 and March 31, 1996. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for the periods presented but should not be considered as indicative of results for a full year.

     The June 30, 1996 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

     The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company has a working capital deficit of approximately $8.5 million at March 30, 1997 and a net loss of $2,750,235 for the thirty-nine weeks ended March 30, 1997. The Company's continuation as a going concern in both the short-term and the long-term is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt. For a further discussion of the Company's liquidity and capital resources, see pages 11 and 12 hereof.

     Management's plans include the following:

     o Increasing revenues in existing restaurants by improving marketing programs and customer service and by remodeling certain Marco's Mexican Restaurants when and if funds become available.

     o   Franchising new restaurants.

     o   Reducing costs.

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

     In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" which changes the computation and presentation of Earnings Per Share. Companies will be required to present basic and diluted earnings per share on the face of the Statement of Operations. The statement is effective December 15, 1997. The Company does not expect any material impact on its earnings per share due to the implementation of SFAS No. 128.

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

     The statement of operations includes the results of Pasta Co. from the date of acquisition. The following table summarizes the unaudited pro forma results of operations of the Company as if the acquisition had occurred at the beginning of the period presented:

                                         13 WEEKS ENDED          39 WEEKS ENDED
                                         MARCH 31, 1996          MARCH 31, 1996
                                         --------------          --------------
     Revenues                             $10,897,038             $33,772,816
     Net Income (loss)                       (216,995)               (761,584)
     Net loss per common share                   (.02)                   (.08)

4.   ISSUANCE OF COMMON STOCK:

     In January of 1997, the Company issued 237,189 shares of common stock as payment of a dividend to Preferred Stockholders.

5.   RELATED PARTY TRANSACTIONS:

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

6.   SUBSEQUENT EVENTS:

     In April 1997, the Company agreed to sell equipment associated with three new restaurants to Mr. Bombaywala and lease the assets back. The three restaurants are to be opened in the fourth quarter of fiscal 1997. The Company believes that the selling price of $750,000 and the lease rate are comparable to those which could be attained from an unrelated third party. There was no gain or loss to the Company on this transaction.

     On September 14, 1995, The Original Pasta Co., executed Promissory Notes (the "Notes") in the principal amounts of $2,750,000 and $1,000,000 in favor of Mr. Bombaywala, in connection with the acquisition of The Original Pasta Co. by the Company. On May 15, 1997 Mr. Bombaywala and the Company entered into a Conversion and Offset Agreement (attached hereto as Exhibit 99.1 and incorporated herein by reference) whereby the parties to the Notes agreed to convert the $3,750,000 of debt evidenced by the Notes to 7,500,000 Common Stock Rights (the "Rights"). Each of the Rights can be converted to one share of the Company's Common Stock at a later date assuming the Company has a sufficient number of shares authorized and freely issuable. In exchange for the Rights, Mr. Bombaywala forgave the Notes. The Company intends to proceed with an amendment to its Articles of Incorporation to increase its authorized Common Stock to a sufficient level to enable it to issue all of the shares. However, there can be no assurance that such amendment will be adopted.

     The Company also agreed with Mr. Bombaywala to offset $819,202 in additional notes payable to, against notes receivable from, Mr. Bombaywala.

     The following table presents the capitalization of the Company as of March 30, 1997 as reported and on a pro forma basis assuming the conversion and offset had occurred on that date (in thousands):

                                        MARCH 30, 1997
                                    -------------------------
                                    AS REPORTED     PRO FORMA
                                    -----------     ---------
                                          (Unaudited)

     Long-Term Debt and Other
     Obligations, Including
     Current Portion:
      Long-term debt                  $  7,484      $  7,484
      Notes payable to stockholder       4,569             0
      Deferred Rent                        435           435
                                      --------      --------
                                      $ 12,488      $  7,919
                                      ========      ========


     Stockholders' Equity:
      Preferred stock                     $329          $329
      Common stock                         672           672
      Additional paid-in capital        26,640        30,390
      Accumulated deficit              (22,151)      (22,151)
                                      --------      --------
      Treasury stock                      (150)         (150)
                                      --------      --------
                                      $  5,340      $  9,090
                                      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INTRODUCTION

  The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to the third quarter of fiscal years 1997 and 1996 are to the thirteen week periods ended March 30, 1997 and March 31, 1996 respectively. References to the first three quarters of fiscal year 1997 and 1996 are to the thirty-nine week periods ending on those same dates.

  Effective January 26, 1996, the Company acquired The Original Pasta Co. which operated a chain of ten restaurants (the "Pasta Co. Restaurants"). The acquisition was accounted for as a purchase, and no revenues or expenses are reported for past periods. Cost percentages for the acquired restaurants are similar to those of the Company's existing restaurant operations.


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 31, 1996 COMPARED TO THE
  THIRTEEN WEEKS ENDED MARCH 30, 1997.

  REVENUES. Revenues increased $1,309,507 or 11.5% to $11,427,721 for the third quarter of fiscal 1997 as compared to $10,118,214 for the third quarter of fiscal 1996. Revenues attributable to the Pasta Co. Restaurants were $3,617,670 in the third quarter of fiscal 1997 as compared to $1,888,397 in the third quarter of fiscal 1996. The increase of $1,729,273 is attributable to the fact that revenues from Pasta Co. Restaurants were only included for two months of the third quarter of fiscal 1996 along with the fact that five additional restaurants were opened by the third quarter of fiscal 1997. Remaining revenues decreased by $419,766. This decrease is due to the sale of a Longhorn Cafe restaurant during fiscal 1996, and a decline in comparable restaurant revenues. The Company believes the decline in comparable revenues was related to competitive conditions and a general softness in restaurant sales in the Company's Houston, Texas market.

  To counteract the decline in comparable revenues, management has taken action to increase sales, including stepped-up marketing and promotional activities and restaurant remodeling. There can be no assurance that such actions will result in the desired sales increases.

  COSTS AND EXPENSES. Total cost of revenues increased to 32.1% of revenues in 1997 as compared to 30.9% of revenues in 1996. The increase is due to higher raw product costs experienced in 1997.

  Restaurant operations include all other unit-level operating expenses, comprised principally of labor, supplies, rent, utilities, repairs and maintenance, and other direct expenses. As a percentage of restaurant revenues, these costs increased from 56.4% of revenues in fiscal 1996 to 66.1% of revenues in fiscal 1997 primarily due to the decline in comparable sales, since a number of these expenses are fixed or indirectly variable. Labor expense also increased due to an increase in the federal minimum wage rate in October 1996.

  Selling, marketing and distribution expenses increased from 2.1% of revenues to 4.5% of revenues due to stepped-up marketing and promotional activities.

  General and administrative expenses increased by $251,566 primarily due to the acquisition of the Pasta Co. Restaurants.

  Depreciation and amortization increased by $12,905 primarily due to the acquisition of the Pasta Co. Restaurants, offset by reductions due to assets becoming fully depreciated or amortized.

  NON-OPERATING INCOME (EXPENSE). Interest expense increased by $68,666 due to interest accrued on notes payable associated with the acquisition of the Pasta Co. Restaurants, partially offset by reductions in other interest bearing debt.

  NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company reported a net loss of $1,994,929 for the third quarter of fiscal 1997 compared to a net loss of $96,890 for the third quarter of fiscal 1996. The fiscal 1997 loss is generally due to increasing costs along with declining comparable revenues. If such trends continue, the Company will incur substantial losses in the future which would have a material impact upon its cash flow.


THIRTY-NINE WEEKS ENDED MARCH 31, 1996 COMPARED TO THE
  THIRTY-NINE WEEKS ENDED MARCH 30, 1997.

  REVENUES. Revenues increased $5,371,206 or 16.1% to $33,374,792 for the first three quarters of fiscal 1997 as compared to $28,003,586 for the first three quarters of fiscal 1996. Revenues attributable to the Pasta Co. Restaurants were $10,042,662 compared to $1,888,397 included in fiscal 1996. Remaining revenues decreased by $2,783,059. Approximately $390,000 of this decline is due to revenues associated with a fair held in the State of Washington. The Company participated in the fair in fiscal 1996, but not in fiscal 1997. The remainder of the decrease is due to the sale of a Longhorn Cafe restaurant during fiscal 1996, severe weather in the Company's Seattle, Washington market and a decline in comparable restaurant revenues. The Company believes the decline in comparable revenues was related to competitive conditions and a general softness in restaurant sales in the Company's Houston, Texas market.

  COSTS AND EXPENSES. Total cost of revenues decreased to 30.7% of revenues in 1997 as compared to 31.1% of revenues in 1996. The decline is due to operational efficiencies introduced by management, partially offset by higher raw product costs.

  Restaurant operations include all other unit-level operating expenses, comprised principally of labor, supplies, rent, utilities, repairs and maintenance, and other direct expenses. As a percentage of restaurant revenues, these costs increased from 53.1% of revenues in fiscal 1996 to 59.6% of revenues in fiscal 1997 primarily due to the decline in comparable sales, since a number of these expenses are fixed or indirectly variable. Labor expense also increased due to an increase in the federal minimum wage rate in October 1996.

  Selling, marketing and distribution expenses increased from 3.8% of revenues to 4.2% of revenues due to stepped-up marketing and promotional activities.

  General and administrative expenses increased by $340,985 primarily due to the acquisition of the Pasta Co. Restaurants.

  Depreciation and amortization increased by $373,965 primarily due to the acquisition of the Pasta Co. Restaurants, partially offset by reductions due to assets becoming fully depreciated or amortized.

  NON-OPERATING INCOME (EXPENSE). Interest expense increased by $367,201 due to interest accrued on notes payable associated with the acquisition of the Pasta Co. Restaurants, partially offset by reductions in other interest bearing debt.

  NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company reported a net loss of $2,750,235 for the first three quarters of fiscal 1997 compared to net income of $77,925 for the first three quarters of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES


  OPERATING ACTIVITIES. The Company continues to experience substantial losses from operations and, as of March 30, 1997, has an accumulated deficit of $22,150,545.

  The Company anticipates an additional loss in the fourth quarter of fiscal 1997. There can be no assurance that the Company will be profitable in the future or that its losses will decline.

  These losses raise doubt about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital, and ultimately to attain profitable operations.

  If substantial losses continue, the value of certain of the Company's long-lived assets may become impaired. If so, the Company would be required to write-down the book value of these assets to their fair value. The Company may also consider disposing of certain under-performing assets.

  During the thirty-nine weeks ended March 30, 1997, net cash provided by operating activities was $449,513 which resulted from an increase in accounts payable and accrued liabilities offset by a net loss less non-cash expenses. Investing activities used $288,363 in cash due to purchases of property and equipment partially offset by the sale of fixed assets. Financing activities utilized $567,510 in cash due to payments on borrowings and the purchase of treasury stock partially offset by new borrowings.

  For the thirty-nine weeks ended March 31, 1996, net cash provided by operating activities was $882,056 due primarily to a net profit plus non-cash expenses. Investing activities utilized $1,879,248 primarily due to the purchase of property and equipment. Financing activities used $967,853 in cash due primarily to payments on borrowings.

  As of March 30, 1997, the Company had negative working capital of $8,453,483, as compared to negative working capital of $4,484,903 at June 30, 1996. The increase is due primarily to $3 million in Subordinated Notes being classified as a current liability as of March 30, 1997 and due to an increase in accounts payable.


  CAPITAL REQUIREMENTS. The Company renegotiated the payment terms of its $3 million 12% Subordinated Notes which were due on March 31, 1996. All principal and remaining interest is now due on July 31, 1997. It is unlikely that payment terms can be re-negotiated or extended again and the Company will therefore be required to pay these notes when due. There is no assurance that funds will be available to make timely payment. The Notes are collateralized by the stock of Marco's Mexican Restaurants, Inc. and a default could result in foreclosure. Revenues from Marco's Mexican Restaurants currently constitute approximately 48% of the Company's total revenues. The loss of or a substantial reduction in such revenues would have a material adverse impact on the Company and its ability to continue as a going concern. The Company is currently seeking additional financing to provide funds for timely payment. However, there is no assurance that such funds will be obtained on a timely basis or at all.

  The material capital commitments of the Company over the coming year are related to:

  o Reduction of the Company's working capital deficit, including payments on notes, accounts payable and accrued liabilities.

  o    Refinancing the Subordinated Notes.

  By the end of fiscal 1997, the Company expects to have opened five additional Pasta Co. Restaurants, two of which have already been opened and the other three are under construction. The Pasta Co. Restaurants require an initial capital investment of approximately $400,000 each, or a total investment of approximately $2 million to open the five restaurants. The Company has financed these expenditures through cash flow from operations and from additional outside financing. There is no assurance that such funds will be available for further expansion, especially considering the Company's current cash flow and its upcoming debt service requirements.

  Cash generated from operations will not be sufficient to meet these commitments. Without additional debt or equity financing in the short-term, the Company may not be able to repay the $3 million in 12% Subordinated Notes due July 31, 1997 or reduce its current working capital deficit. There is no assurance that such debt or equity financing will become available.

  The inability of the Company to obtain such financing and achieve improved operating results could result in the curtailment by the Company of its expansion activities and restructuring and/or downsizing of the Company's operations, including the sale of material assets of the Company.

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

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits 11.1 and 99.1 required by Item 601 of Regulation S-K are filed as part of this report.

 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 WATERMARC FOOD MANAGEMENT CO.


 Date:  May 19, 1997             By: /s/ Thomas J. Buckley
      -------------------           ------------------------------------------
                                     Thomas J. Buckley
                                     Chief Financial Officer
                                     (Duly Authorized Signatory and
                                     Principal Financial & Accounting Officer)

                         WATERMARC FOOD MANAGEMENT CO.



                               INDEX TO EXHIBITS


          EXHIBIT
          NUMBER  DESCRIPTION
          ------  -----------

          11.1.   Watermarc Food Management Co. and Subsidiaries -
                  Computation of Earnings (Loss) Per Common and Common
                  Equivalent Shares

          27      Financial Data Schedule

          99.1    Conversion and Exchange Agreement