Form 10-K
period 1997-06-29
WATERMARC FOOD MANAGEMENT CO
filed 1997-10-14
CIK 884131

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K

                                ------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 29, 1997

                          Commission File No. 0-20143

                         WATERMARC FOOD MANAGEMENT CO.
                      (Name of Registrant in Its Charter)

               TEXAS                                    74-2605598
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

   11111 WILCREST GREEN, SUITE 350                        77042
           HOUSTON, TEXAS                               (Zip Code)
(Address of Principal Executive Offices)


         Issuer's Telephone Number, Including Area Code: (713) 783-0500

                                ------------

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.05 PAR VALUE PER SHARE
                                (Title of Class)
            9% CUMULATIVE PREFERRED STOCK, $1.00 PAR VALUE PER SHARE
                                (Title of Class)

                                ------------

      Check whether the issuer (1) filed  all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                   -----

      As of October 1, 1997, the aggregate market value of the Common Stock held by non-affiliates of the issuer was approximately $1,706,000 based on the average bid and ask prices of $.22 per share of Common Stock as quoted in the NASDAQ SmallCap Market. As of October 1, 1997, 14,263,230 shares of the issuer's Common Stock and 329,540 shares of the issuer's Preferred Stock were outstanding, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

      No documents, other than certain exhibits, have been incorporated by reference in this report.

================================================================================

ITEM 1.    DESCRIPTION OF BUSINESS.

GENERAL

      As of June 29, 1997, Watermarc Food Management Co., a Texas corporation, (the "Company"), owned and operated, both directly and through subsidiaries, full-service restaurants under the names Marco's Mexican Restaurants (the "Marco's Restaurants"), The Original Pasta Co. Restaurants (the "Pasta Co. Restaurants"), Billy Blues Barbecue Bar & Grill (the "Billy Blues Restaurant") and Longhorn Cafe. During the first quarter 1998, the Longhorn Cafe was sold to an unaffiliated party. See "Concepts and Menus".

      The Company was organized as Billy Blues Food Corporation, a Texas corporation, on June 17, 1991 to develop, own and operate restaurants and to produce and market a uniquely flavored barbecue sauce. In March of 1995, the name was changed to Watermarc Food Management Co. In the fourth quarter of fiscal 1994, the Company acquired twenty one Marco's Restaurants. Two Marco's Restaurants have been subsequently built and one non-performing Marco's Restaurant sold. In the third quarter of fiscal 1994, the Company acquired Chris' & Pitt's Bar-B-Q Sauce, a medium priced barbecue sauce product line. In the third quarter of fiscal 1996, the Company acquired ten Pasta Co. Restaurants. Furthermore, the Company opened three new Pasta Co. restaurants in fiscal 1996 and four new restaurants in fiscal 1997. Unless the context requires otherwise, references to the "Company" refer to Watermarc Food Management Co., its predecessors and subsidiaries.


CONCEPTS AND MENUS

      MARCO'S RESTAURANTS. Marco's Restaurants are full service restaurants that feature high quality, moderately priced Mexican food. The style and decor of Marco's Restaurants are distinctive and colorful and are designed to present a Mexican style motif in a family oriented environment. Marco's Restaurants have a standardized menu with a variety of offerings, including Black Angus beef fajitas, tacos, enchiladas and numerous appetizers. Entrees range in price from $5.49 to $12.99. Marco's Restaurants also offer a full service bar specializing in various flavored margaritas, as well as numerous brands of Mexican and domestic beer and wine. The restaurants are open for lunch and dinner seven days a week. A typical Marco's Restaurant consists of 4,000 to 6,000 square feet for dining and bar facilities, and has a seating capacity for 175 to 300 patrons. The decorative scheme in each restaurant incorporates a centrally located Tortilla Room where tortillas are prepared and served fresh to the customer. The exterior design of the Marco's Restaurants normally conforms to the shopping center in which it is located. The restaurants have varying floor plans and configurations. As of June 29, 1997, the Company had a total of twenty-two Marco's Restaurants in operation in Southeast Texas, including the Houston metropolitan area, College Station, Victoria, and Lake Jackson, Texas.

      PASTA CO. RESTAURANTS. Pasta Co. Restaurants are distinctive, colorful, Italian-style, family oriented restaurants that feature full-service and offer moderately priced food and beverages. The restaurants include a brick oven for the preparation of pizzas, as well as a cooking area where entrees are produced. Both the oven and the cooking area are visible to customers. The Pasta Co. Restaurants offer a wide variety of appetizers, soups, salads, pasta and other entrees, pizzas, desserts and beverages. The restaurants specialize in generous portions at reasonable prices, with any item on the menu available for $7.99 or less. A children's menu is also available. Beverages sold consist of coffee, tea, sodas, bottled water, espresso, cappuccino, beer and wine. Most menu items are available for take-out. As of June 29, 1997, the Company had a total of seventeen Pasta Co. Restaurants in operation, all of which were located in Southeast Texas. The exterior of each of the locations generally conforms to that of the center of which it is located, with the restaurant's name and logo prominently displayed. In addition, numerous windows make the restaurants more inviting from the outside and lighter and brighter on the inside. Decor items, ingredients and produce displayed on shelves and cases throughout the restaurants give the impression of an open-air Italian marketplace. Typical units are approximately 3,600 to 4,000 square feet each, and most have an outside patio of approximately 400 additional square feet. The units have seating capacities of 160 to 200 persons. The restaurants are open for lunch and dinner seven days a week.

      BILLY BLUES RESTAURANT AND LONGHORN CAFE. Billy Blues Restaurant and Longhorn Cafe (collectively, the "Barbecue Restaurants") generate an exciting and vibrant "Texas Roadhouse" ambiance enhanced by recorded and live music, Texas artifacts, neon signage and other memorabilia. The Company's Barbecue Restaurants feature Texas-style barbecue, steak and other entrees served in an informal, lively atmosphere intended to appeal to a broad customer base. The Barbecue Restaurants offer a limited, moderately priced menu of freshly prepared foods made with high quality ingredients, with full bar service in a casual atmosphere. As of June 29, 1997, two Barbecue Restaurants, one operated as Billy Blues Restaurant and one as Longhorn Cafe, were in operation in Texas.

       The Billy Blues Restaurant consists of approximately 8,000 square feet for dining and bar/entertainment facilities. The restaurant has dining and bar seating capacity for 240 customers and features a night club called the "Blues Room" which seats an additional 200 customers. A section of the restaurant is used for the display and retail sale of Billy Blues Barbecue Sauce and novelty items featuring the Billy Blues name and logo, including T-shirts, caps and sweat shirts. The decorative scheme incorporates memorabilia associated with blues music, focusing on legendary blues figures, photographs, musical instruments and framed newspaper and other articles relating to the blues musical culture. The Billy Blues Restaurant serves dinner with full bar service, featuring a moderately priced, limited menu of high quality smoked barbecue and other entrees. Entrees range in price from $7.95 to $16.95. In the Blues Room, full bar service is provided and patrons can enjoy a light snack or an entire meal with cocktails while being entertained by a blues band or recorded blues music.

      The Longhorn Cafe serves lunch and dinner and features a variety of high quality, moderately priced menu items featuring Black Angus steaks, fresh grilled red fish and homemade stuffed jalapenos with full bar service and also offers several specialty appetizers and homemade desserts. The specialty is chicken fried steak served with cream gravy and french fries. Entrees range in price from $5.95 to $14.95. The decor includes wooden booths and tables with an open layout permitting customers to view the bar and Texas memorabilia. During the first quarter of fiscal 1998, the Longhorn Cafe was sold to an unaffiliated party.

      FOOD PRODUCTS. The Company also produces and markets two brands of barbecue sauce products and a spice rub, Billy Blues Barbecue Sauce, Chris' & Pitt's Bar-B-Q Sauce and Chris' & Pitt's Spice Rub. Billy Blues Barbecue Sauce is a tangy, coffee-spiked formulation packaged in three different flavors and is available in supermarkets and other retail outlets. Chris' & Pitt's Bar-B-Q Sauce is packaged in six different flavors and is available in supermarkets and other retail outlets located primarily in the State of California. The Company also markets and packages its Chris' & Pitt's Bar-B-Q Sauce products for food service distribution to restaurant chains and commissaries. The Company periodically engages in advertising campaigns to enhance customer awareness of barbecue sauce products in the areas where they are currently available in supermarkets and other retail outlets.

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

      Food product revenues, as a percent of total revenues, for the last three fiscal years ended June 29, 1997, June 30, 1996 and July 2, 1995 were 4.9%, 7.2% and 8.1% respectively. Even though the Company believes it has achieved limited consumer awareness and market acceptance of its food products, there can be no assurance that either of the Company's product lines will ever achieve significant consumer acceptance or that supermarket and other retail chains will re-order the Company's food products.

GROWTH STRATEGY

      Historically, the Company's primary growth strategy has been to expand its restaurant and barbecue sauce operations through internal growth and by acquiring businesses with concepts and themes compatible with the Company's operations. This strategy was evidenced by the Company's acquisition in March 1994 of the Chris & Pitts Bar-B-Q Sauce line, in July 1994 of Marco's Mexican Restaurants, Inc. which owned and operated twenty one Marco's Restaurants, and in January 1996 of The Original Pasta Co. which owned and operated ten Pasta Co. Restaurants. In addition, the Company has developed a franchise program to expand the Pasta Co. restaurant concept outside of the Houston, Texas metropolitan area. As of June 29, 1997 the Company had not yet sold any franchises.

      During the fourth quarter of fiscal 1997, management was reorganized. Previously successful management was engaged to restore the Company to profitability. Ghulam M. Bombaywala, Chairman of the Board and Chief Executive Officer, has been elected President and Chief Operating Officer of the Company.

      The Company's new growth strategy for fiscal 1998 includes the following:

      o    Controlling food and labor costs.

      o    Outsourcing labor intensive food preparation processes.

      o    Increasing restaurant sales through targeted marketing.

      o Instituting store management incentives correlating to increased store performance.

      o    Increasing customer satisfaction with intensive employee training.

      o    Remodeling certain Marco's Restaurants.

      o    Franchising Marco's Restaurants and Pasta Co. Restaurants.

      o    Closing or selling non-performing restaurants.

      o    Favorably renegotiating expiring restaurant leases.

      MARCO'S RESTAURANTS. During fiscal 1997, the Company remodeled three existing restaurants. The restaurants were remodeled after the new prototype which was introduced in the most recently opened units. These units are brighter, more upbeat, more entertaining and are expected to position Marco's Restaurants to be more competitive. The Company plans to continue remodeling Marco's restaurants from available cash flow at a rate of one restaurant every three to four months. Additionally, a training coordinator will be focusing on intensive employee training to better satisfy Marco's customers. In June 1997, the Company sold one Marco's Restaurant location due to poor operating performance. The restaurant continues to be operated as a Marco's Restaurant pursuant to a license agreement. The Company anticipates selling three Marco's Restaurants during fiscal 1998.

      PASTA CO. RESTAURANTS. During fiscal 1997, four new Pasta Co. Restaurants were opened in Texas. One new Pasta Co. restaurant was opened in the first quarter of fiscal 1998. Growth in the Pasta Co. concept should be achieved by concentrating on increasing customer satisfaction, focusing on controlling food costs and outsourcing labor intensive food preparation processes as a measure to reduce costs and maximize revenue. Outsourcing products will also aid in achieving product consistency from restaurant to restaurant.

      BARBECUE RESTAURANTS. The Company does not plan to expand its Barbecue Restaurant concepts. As a measure to reduce costs and maximize revenues, the Billy Blues Restaurant no longer serves lunch. It is now open exclusively for dinner and evening entertainment. During the first quarter of fiscal 1998, the Longhorn Cafe was sold to an unaffiliated party. The Company anticipates selling the Billy Blues Restaurant in fiscal 1998.

      FRANCHISING PROGRAM. To date, no restaurants have been franchised. The Company intends to establish an aggressive franchise program for Marco's Restaurants and Pasta Co. Restaurants during fiscal 1998. Management believes that franchising will provide significant growth for the Company in upcoming years.

      FOOD PRODUCTS. The Company currently markets two brands of barbecue sauce products and a spice rub. The Company's strategy to increase food product sales includes reinforcing existing markets, including recapturing lost commercial customers, expanding distribution to new market areas (primarily in the Sun Belt states), introducing more aggressive marketing programs, adding methods of distribution and developing new products.

      PROPOSED ACQUISITIONS. The Company continues to investigate possible acquisition candidates in the restaurant industry, but does not currently have any arrangements, undertakings or commitments with respect to any acquisition.


RESTAURANT LOCATIONS AND SITE SELECTION

      The Company believes that the locations of its restaurants are critical to its long-term success. Senior management devotes significant time and resources to analyzing each respective site. The Company utilizes, and continually enhances, specific site selection criteria which focuses on local demographics such as target population, density and household income levels; specific site characteristics such as visibility, accessibility and traffic volume; proximity to activity centers; parking availability; and potential competition in the area. Currently, all restaurants are located in Texas.

      The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below minimum standards. In the event site deterioration occurs, the Company makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation. If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the Company's criteria, such as return on investment and area demographic data, do not support a relocation. Since inception through June 29, 1997, the Company has closed or sold nine restaurants, including four in fiscal 1997, which were performing below the Company's standards primarily due to declining trade area demographics. In addition, the Board of Directors of the Company in late fiscal 1997 approved a strategic plan targeted to support the Company's long-term growth objectives. The plan focuses on continued development of those restaurant concepts that have the greatest return potential for the Company and its shareholders. In conjunction with this plan, one concept, Pete's Hospitality Co., Inc. and its related restaurants, was sold to the Company's former President (see "Item 13. Certain Relationships and Related Transactions") and the Company anticipates selling its barbecue restaurant concept. These and future closings will be key to a successful reallocation of resources to the stronger performing concepts.

      The following table provides information with respect to the restaurants which were owned and operated by the Company as of June 29, 1997:

                                       NO. OF      APPROXIMATE
      CONCEPT                          UNITS      SQUARE FOOTAGE
      -------                          -----      --------------
      Marco's Mexican Restaurants       22         3,850 - 6,900
      The Original Pasta Co.            17         3,600 - 4,200
      Billy Blues Bar & Grill            1             8,000
      Longhorn Cafe                      1             2,500


UNIT ECONOMICS

      The average initial cash investment (including leasehold improvements, furniture and fixtures, equipment, food and beverage inventory, and other pre-opening expenses) for each Marco's Restaurant and Pasta Co. Restaurant is approximately $350,000 to $500,000 with pre-opening expenses projected to be approximately $50,000 for each future restaurant. All of the Company's restaurants are leased.


RESTAURANT MANAGEMENT AND OPERATIONS

      MANAGEMENT AND EMPLOYEES. The management staff of the Company's restaurants consists of a general manager and assistant managers. Each Marco's Restaurant employs 20 to 30 hourly employees. Each Pasta Co. Restaurant employs approximately 40 to 50 hourly employees. Each Barbecue Restaurant employs approximately 50 to 70 hourly employees. At all of the restaurants, the general manager has the primary responsibility for the day to day operations of the restaurant and is required to comply with Company established operating standards. Many of the hourly employees work part-time.

      SUPERVISION AND TRAINING. The Company employs general managers with significant experience in the food service industry. Executive management of the Company regularly visits the restaurants to insure that the Company's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations. The restaurant general manager and designated personnel of the Company are responsible for selecting and training the employees for each restaurant. The training period for new employees lasts approximately five days and is characterized by on the job supervision by an in store trainer. Ongoing employee training remains the responsibility of the restaurant general manager. Written tests and physical observation are used to evaluate each employee's performance. In addition, a training coordinator has been hired to focus on improving customer satisfaction through better employee training for the Marco's Restaurant concept.

      PURCHASING AND SUPPLIES. Management negotiates directly with suppliers for food and beverage products to insure uniform quality and adequate supplies and to obtain competitive prices. The Company purchases substantially all food and beverage products and novelty items from local or national suppliers. The Company does not anticipate any difficulty in continuing to obtain food and beverage requirements within the localities in which the Company currently operates.

      ADVERTISING AND PROMOTION. The Company pursues advertising and promotional opportunities within each of its restaurant's geographic locales, relying principally on the direct mailing of coupons, newspaper, and radio. In addition, the Company has instituted an intense, targeted marketing effort focusing on individual locations with poor operating performance. Location specific research and targeted marketing efforts are being implemented.

      RESTAURANT REPORTING. Each restaurant has a stand-alone point of sales system monitored by its management. The restaurant's staff prepares daily cash and other reports regarding sales, inventory, sales mix, labor cost and the number of customers. Daily reports are forwarded to the Company's corporate offices in Houston, Texas where weekly summaries of all reported data are analyzed by the Company's key management.


COMPETITION

      The restaurant industry is intensely competitive with respect to price, service, location and food quality. There are many well established competitors with substantially greater financial and other resources than the Company. Most of the Company's competitors have been in existence for substantially longer periods than the Company and are more established in the markets where the Company's restaurants are located. The Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. The restaurant business is often characterized by a high failure rate and affected by changes in consumer tastes and discretionary spending, national, regional and local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. Any change in these factors could adversely affect the Company's restaurant operations. Multi-unit foodservice operations such as those of the Company can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns, or operating issues stemming from a single restaurant. The Company attempts to manage these factors, but the occurrence of any one of these factors could cause the Company to be adversely affected.


TRADEMARKS

      The mark "Marco's Mexican Restaurants" was registered in the U.S. Patent and Trademark Office on January 15, 1991 and in the State of Texas in 1987. The mark "The Original Pasta Co." was registered in the U.S. Patent and Trademark Office on October 8, 1996. The Billy Blues Barbecue Bar & Grill and Billy Blues Barbecue Sauce logos were registered in the State of Texas in 1991. The Chris' & Pitt's mark and logo were registered prior to the Company's acquisition of the Chris' & Pitt's product line. The mark "Billy Blues" was registered in the U.S. Patent and Trademark Office on November 17, 1992 as a service mark for restaurant and bar services. The mark "Billy Blues" as a trademark for the Company's barbecue sauce was registered in the U.S. Patent and Trademark Office on October 13, 1992. The Company has no reason to believe that there are any conflicting rights which might impair the Company's use of its marks; however, there can be no assurance that such conflicting rights do not exist. The Company believes that these trademarks are valuable to the operation of its restaurants and marketing of its food products. The Company's policy is to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.


GOVERNMENT REGULATION

      RESTAURANT OPERATIONS. The Company is subject to various federal, state and local laws and regulations and administrative policies affecting its business and must comply with provisions regulating health and sanitation, equal employment, minimum wages and licensing for the sale of food and alcoholic beverages. Difficulties or failures in obtaining or maintaining the required licenses or approvals could adversely affect the operations of existing restaurants or delay or prevent the opening of new restaurants. Approximately 15% of the revenues generated by the Marco's Restaurants are attributable to the sale of alcoholic beverages, while approximately 7% of the revenues generated by the Pasta Co. Restaurant and approximately 25% of the revenues generated by the Barbecue Restaurants are the result of the sale of alcoholic beverages. The service of alcoholic beverages is material to the business of the Company. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company does not anticipate experiencing any delays or other problems in obtaining or renewing licenses or permits to sell alcoholic beverages; however, the failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's operations in that location. The Company may be subject in certain states to "dram-shop" statutes or common laws, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability insurance.

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

      FOOD PRODUCT OPERATIONS. The Company's and the Co-Packer's food processing activities are subject to extensive regulation by the United States Food and Drug Administration, and by other state and local authorities. The Company believes that it is currently in compliance with all governmental laws and regulations and that the Company has all material permits and licenses relating to its food processing operations. The Company has no reason to believe that the Co-Packer is not in substantial compliance with all material governmental laws and regulations and believes that the Co-Packer has all material permits and licenses relating to its food processing operations. Nevertheless, there can be no assurance that the Company or the Co-Packer will continue to be in substantial compliance with current laws and regulations or that the Company or the Co-Packer will be able to comply with any future laws and regulations. Failure by the Company or the Co-Packer to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures which could have a material adverse effect on the Company.

      Federal, state and local environmental regulations are not expected to have a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors may restrict the Company's site selection for new restaurants.

      WORKERS' COMPENSATION. The Company has elected to be a non-subscriber under the Texas Workers' Compensation Act. The Company offers, at no cost to the employees, a Voluntary Employee Injury Benefit Plan ("Benefit Plan") which provides certain benefits to employees injured during the course and scope of their employment. The Benefit Plan is funded out of the general assets of the Company. Management believes that the Benefit Plan will decrease the Company's overall net cost in future periods. Management intends to review this election on an annual basis. The Company does not believe it would encounter any impediments if it elected in the future to become a subscriber under the Texas Workers' Compensation Act. The Company does not believe that personal injury claims by current or former employees of the Company, either individually or in the aggregate, will have a material adverse effect on the Company, its properties or business. The Company does not maintain a reserve fund for potential claims, but carries catastrophic loss coverage with a limit of $1,000,000 and a deductible of $150,000 per incident.

EMPLOYEES

      At October 1, 1997, the Company employed 1,840 persons of whom 30 are management and administrative personnel, 130 are restaurant management personnel, with the remainder serving as hourly restaurant employees. The Company intends to increase its management and clerical staff as needed. The Company is not a party to a collective bargaining agreement and considers its relationship with its employees to be satisfactory.


ITEM 2.    DESCRIPTION OF PROPERTY.

      As of June 29, 1997, the Company leases all of its Marco's Restaurants, Pasta Co. Restaurants and Barbecue Restaurants. The leases have terms that expire between 1997 and 2012 and have an average remaining term of approximately seven years. The Company obtains real estate and develops its restaurants using three methods: (i) leasing land and constructing the restaurant (a "ground lease"); (ii) leasing the land and building (a

"land/building lease"); or (iii) leasing a "shell" where the landlord may or may not contribute to the construction of the improvements (a "shell lease"). The method the Company pursues is determined on an individual site basis, depending on the cost and location of the property and the negotiations between the Company and the owner of the desired property. Of the Company's restaurants, one is a ground lease, four are land/building leases, and thirty-six are shell leases.

      The leases generally provide for rental rates based upon a stated minimum rental and percentage rent payments based upon a certain sales base. The Company's monthly lease cost for its restaurants ranges from approximately $4,000 to $9,000 per month. Under substantially all of its leases, the Company is required to pay real estate taxes, insurance, and maintenance expenses.

      The Company's executive office is located in approximately 12,300 square feet of leased space in Houston, Texas.

      The Company considers that its properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.


ITEM 3.    LEGAL PROCEEDINGS.

      During the second quarter of fiscal 1997, a lawsuit filed by John Coleman, a former officer of the Company, for wrongful termination, intentional infliction of emotional distress and breach of employment contract was settled out of court for an immaterial amount payable to Mr. Coleman. The Company does not admit any liability by settling this case. The Company believes that it was in its best interests financially, based on projected defense costs, to settle this case.

      The Company is not a party to any litigation other than ordinary routine matters which are incidental to the Company's business. The Company believes that no current legal proceedings, individually or in the aggregate, will have a material adverse effect upon the Company or its business.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1997.

                                    PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol of WAMA. The following table sets forth the range of low and high closing bid prices for the Company's Common Stock for the periods indicated as reported by the National Quotation Bureau, Incorporated. These prices represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.



                                                                         Common Stock
                                                                           Bid Price
                                                                        --------------
      Fiscal Year 1996                                                  Low       High
      ----------------                                                  ----      ----
      First Quarter           . . . . . . . . . . . . . . . . . . . .   1.56      2.50
      Second Quarter          . . . . . . . . . . . . . . . . . . . .   1.25      2.06
      Third Quarter           . . . . . . . . . . . . . . . . . . . .    .94      1.88
      Fourth Quarter          . . . . . . . . . . . . . . . . . . . .    .69      1.25

      Fiscal Year 1997                                                  Low       High
      ----------------                                                  ----      ----
      First Quarter           . . . . . . . . . . . . . . . . . . . .    .50      1.06
      Second Quarter          . . . . . . . . . . . . . . . . . . . .    .47      1.31
      Third Quarter           . . . . . . . . . . . . . . . . . . . .    .28       .75
      Fourth Quarter          . . . . . . . . . . . . . . . . . . . .    .22       .50


      On October 1, 1997, the closing bid price for the Company's Common Stock was $.22 per share. As of October 1, 1997, 14,263,230 shares of the Company's Common Stock were outstanding; provided, however, subject to certain conditions, the Company has agreed to issue to Ghulam M. Bombaywala, Chairman of the Board, Chief Executive Officer and a director of the Company, 7,500,000 shares of the Company's Common Stock. (See "Certain Relationships and Related Transactions.") The Company believes that the actual number of security holders of the Company's Common Stock is approximately 2,000 holders, including beneficial owners.

      The Company has neither paid nor declared any cash dividends on its shares of Common Stock since inception. The Board of Directors intends to retain earnings of the Company to support operations and to finance expansion and does not intend to pay dividends on its shares of Common Stock for the foreseeable future. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. The Company is required to pay dividends on its Preferred Stock before any dividends can be paid on the Common Stock.

      With respect to recent sales of unregistered securities and a description thereof, reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

      Recent amendments adopted to the listing requirements for NASDAQ Small Cap companies may result in the delisting of the Company's Common Stock, Preferred Stock and Warrants from NASDAQ. To remain listed on NASDAQ, the Company's shares must trade at $1.00 or above. The Company plans a substantial reverse stock split in fiscal 1998 to attempt to maintain its NASDAQ listing. There is no assurance that the reverse stock split will have the intended effect of increasing the market price for the Company's Common Stock. In addition, NASDAQ has proposed certain other conditions for continued listing which may not be met by the Company, including a standard for minimum tangible net worth of $2,000,000 which is not met by the Company at this time and which cannot be met by the Company without obtaining substantial equity capital. If the Company is unable to maintain its listings on the NASDAQ Small Cap Market, it will pursue the trading of its shares on the OTC Bulletin Board or otherwise in the non-NASDAQ over-the-counter market in what is commonly referred to as the electronic bulletin board and the "pink sheets". If the Company is unable to maintain its NASDAQ Small Cap listing, shareholders may find it more difficult to dispose of or obtain accurate quotations as to the value of the Company's securities.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

                                                                        FISCAL YEAR
                                           ----------------------------------------------------------------------
                                              1997          1996             1995           1994          1993
                                                            (in thousands, except per share data)
OPERATING DATA:

 Revenues                                     $49,125       $40,129          $37,652        $37,008       $27,712

 Net Income (Loss)                            (10,913)          $49          ($7,037)       ($8,360)      ($4,483)

 Net Income (Loss) Per Common Share *          ($0.83)       ($0.02)          ($0.82)        ($1.10)       ($0.68)

BALANCE SHEET DATA (end of period)

 Total Assets                                 $16,715       $25,865          $17,672        $20,133       $12,916

 Long-term Debt                               $ 4,985       $10,768           $1,709         $1,507          $988


* After giving effect to preferred stock dividends.

NOTE: Cash dividends have never been paid on Common Stock.

      The following lists significant items that may affect the comparability of the above selected financial data:

o Early in the third quarter of fiscal 1996, ten Pasta Co. restaurants were acquired (See Item 13. Certain Relationships and Related Transactions".) The Pasta Co. contributed approximately $5 million in revenues in fiscal 1996 and approximately $14 million in revenues in fiscal 1997.

o In the fourth quarter of fiscal 1995 and during fiscal 1996 four Billy Blues Restaurants and one Longhorn Cafe Restaurant were closed or sold reducing revenues for 1996 by approximately $2.5 million.

o In the fourth quarter of fiscal 1994 the Marco's Restaurants were acquired. Marco's contributed approximately $22 million in revenues in fiscal 1994 and approximately $23 million in revenues in fiscal 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      Effective July 1, 1994, the Company exchanged 4,600,000 shares of the Company's Common Stock for all of the issued and outstanding capital stock of Marco's Mexican Restaurants, Inc. ("Marco's"). The merger was accounted for as a pooling-of-interests and, accordingly, the Company's Consolidated Financial Statements have been restated for all periods prior to the merger to combine the financial position and results of operations of Marco's with the Company. For additional information concerning business combinations, see Note 2 to Notes to Consolidated Financial Statements. Additionally, the Company acquired The Original Pasta Co. on January 26, 1996, Pete's Hospitality on August 24, 1993 and the Chris' & Pitt's product line on March 25, 1994. These acquisitions have been accounted for as purchases and, accordingly, the Company's Consolidated Financial Statements include the results of operations of the acquired companies from their respective dates of acquisition.

      During fiscal 1997 the general economy was upbeat. Southeast Texas also has been rebounding from depressed times. The restaurant industry in general is supported by a positive economy yet the average failure rate in the restaurant business is approximately one in ten in part due to changing customer tastes, trade demographics and fierce competition. During the fiscal year the Company spent approximately $500,000 trying a new marketing strategy using television and radio and temporarily suspended coupon marketing. The Company had previously been successful using direct mail coupons and newspaper coupons. The television and radio marketing was not successful. The Company has returned to coupon marketing and has experienced a small increase in comparative sales during the first quarter of fiscal 1998 compared to the same period in fiscal 1997. The Company believes it is in a favorable position within its market with a strong price to value relationship. The Company continues to be competitive by additionally offering the consumer healthy alternatives and daily dinner/lunch specials at an attractive price. Furthermore, the Company intends to continue its remodeling of its Marco's concept.

      The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to 1997, 1996 and 1995 are all 52 week periods ended June 29, 1997, June 30, 1996 and July 2, 1995 respectively.

      At the end of each fiscal year, the Company had the following restaurants in operation:

Restaurants:                           1997             1996             1995
-----------                            ----             ----             ----
Marco's Mexican Restaurants              22               23               22
Pasta Co. Restaurants                    17               13                -
Billy Blues Restaurant                    1                1                3
Longhorn Cafe                             1                1                2
Pete's Restaurants                        0                2                2
Hotspurs                                  0                1                1
                                        ---               --               --
 Total                                   41               41               30
                                        ===              ===              ===

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated (i) operating results as a percentage of total revenues and (ii) selected operating data.

      The Company's revenues are derived from restaurant sales and food product sales to third party retail outlets. Certain costs and expenses relate only to restaurant sales (food and beverage, restaurant labor and other operations) or food products (cost of food products), while other operating costs and expenses relate to both restaurant and food products (general and administrative and depreciation and amortization).


                                                                                                Percentage Change
                                                              Fiscal Year                      -------------------
                                                      ------------------------------           1997 vs     1996 vs
                                                       1997        1996        1995              1996        1995
                                                      ------      ------      ------           -------      ------
Statements of Operations Data:
-----------------------------
  Revenues
     Restaurants                                        95.1%       92.8%       91.9%            25.5%         7.6%
     Food products                                       4.9         7.2         8.1            (17.6)       ( 4.9)
                                                      ------      ------      ------           ------       ------
  Total revenues                                       100.0%      100.0%      100.0%            22.4%         6.6%

  Costs and expenses:
     Cost of restaurant food  and beverage              25.5        27.3        27.8             14.5          4.6
     Cost of restaurant labor                           29.2        28.3        30.6             26.2         (1.4)
     Cost of other operations                           36.0        25.5        26.6             72.9          2.0
     Cost of food products                               4.6         6.6         8.5            (15.5)       (17.7)
     General and administrative                          8.9         6.9         8.8             58.6        (17.1)
     Depreciation and amortization                      12.3         5.4         5.5            177.1          5.0
     Provision for restaurant closings                   2.4          --         7.6            100.0       (100.0)
     Loss on sale of Pete's Hospitality                  1.5          --          --            100.0           --
                                                      ------      ------      ------           ------       ------
         Total Costs and Expenses                      120.4%      100.0%      115.4%            47.4%        (7.7)

  Income (loss) from operations                        (18.8)%       0.0%      (15.4)%            *          100.5%


  Interest income                                         .3          .4          .4            (27.2)         6.4
  Interest (expense)                                    (2.5)       (2.1)       (2.2)            43.6          4.6
  Loss on conversion of debt to equity                    --          --        (3.5)              --       (100.0)
  Other net                                              0.3         1.8          .8            (76.2)      130.54
                                                      ------      ------      ------           ------       ------
         Other non-operating income (expense)           (1.0%)        .1%       (4.5)%            *          101.3


  Income tax provision (benefit)                           --         --          --

  Net income (loss)                                    (22.2)%        .1%      (19.5)%            *         100.7%


Operating Data:
--------------
   Restaurants open at end of period                      41          41          30
   Change in comparable restaurant revenues (1)         (7.4)%       (.8)%      (6.8)%

----------------------
(1)  Includes only restaurants open during the entire periods under comparison.

*    Calculation yields numbers greater than 8,000%.

For the fiscal years ended June 29, 1997, June 30, 1996 and July 2, 1995 the Company recorded revenues of $49.1 million, $40.1 million and $37.7 million, respectively. Before extraordinary items and the effect of preferred stock dividends, the Company recorded a net loss of $10.9 million, net income of $49,000 and a net loss of $7.5 million for those same years, respectively. As of June 29, 1997, the Company had total current assets of $1.7 million and total current liabilities of $9.8 million, resulting in a working capital deficit of $8.2 million. As of June 29, 1997, the Company had a bank line of credit of $300,000 and $25,000 was available for use. The Company has funded its operating losses and expansion costs primarily through a combination of public and private offerings of debt and equity. During the fourth quarter of fiscal 1997, the Company reorganized its executive management to strengthen operational capabilities, sold its Pete's Hospitality concept to its former President and sold one Marco's restaurant in Texas City, Texas with a licensing agreement to continue using the "Marco's" name.

    The ability of the Company to alleviate its working capital deficit, and to obtain the necessary capital resources to fund future costs associated with its operations and to continue as a going concern is dependent upon: (i) its ability to generate sufficient cash flow to meet its obligations on a timely basis; (ii) obtaining additional equity capital or debt financing; and (iii) ultimately to attain profitable operations. However, even if the Company achieves some success with its operational strategy, there can be no assurance that it will be able to generate sufficient revenues to achieve profitable operations or to continue as a going concern.

    During fiscal 1997, the Company experienced significant operating losses. These losses raise doubt about the Company's ability to continue as a going concern. In an effort to decrease its losses, the Company took the actions listed below:

o In June 1997, the Company reorganized its top management in order to attempt to return the Company to profitability.

o In June 1997, the Company sold one of its concepts, Pete's Hospitality Co., Inc. ("Pete's"), a wholly owned subsidiary, to a related party in a stock purchase transaction because of poor concept performance. Pete's owned and operated two Pete's BBQ Rib and Steakhouse restaurants and the H.D. Hotspurs Restaurant in the Seattle, Washington area. The Company recorded a loss of approximately $750,000 recorded in other income (loss), net on this transaction in the fourth quarter of fiscal 1997. Pete's Hospitality contributed approximately $5.1 million in revenues in fiscal 1997.

o In June 1997, the Company sold fixed assets associated with a Marco's Mexican Restaurant located in Texas City, Texas, with the actual transfer of assets in July 1997 to a former district manager of the Company because the location was performing below the Company's standards primarily due to declining trade area demographics. The Company recorded a loss of approximately $75,000 on this transaction in the fourth quarter of fiscal 1997. The Texas City, Texas location contributed approximately $548,000 in revenues in fiscal 1997.

    Until the Company is able to obtain profitable operations and cash flow from its core restaurant concepts, the Marco's Restaurants and the Pasta Co. Restaurants, the Company intends to postpone restaurant expansion from new restaurant construction. The Company plans to sell three more of its non-performing Marco's stores and its Billy Blues Restaurant in fiscal 1998. Additionally, the Company plans to proceed with its restaurant franchising program for the Marco's and Pasta Co. Restaurants. The Company will consider material restaurant chain acquisition possibilities if the acquisition(s) (i) could significantly enhance the projected revenues and profitability of the Company on a consolidated basis, (ii) the restaurant concepts are compatible with the Company's core concepts, and (iii) the acquired restaurants are geographically compatible with the Company's existing operations. Any material acquisition by the Company could substantially change the Company's business structure, capitalization and operating performance. As of June 29, 1997 the Company had no agreements or understandings regarding any material restaurant acquisitions. Any acquisition, if unsuccessful, could materially and adversely affect the Company's ability to continue as a going concern.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

    REVENUES. Total revenues increased 22.4% or $9.0 million in fiscal 1997 over fiscal 1996. Revenues increased approximately $9.3 million due to having owned the Pasta Co. Restaurants for a full year in fiscal 1997 versus roughly half of fiscal 1996. This increase includes revenues contributed by four new Pasta Co. Restaurants opened in fiscal 1997, two opened late in the second quarter and two opened late in the fourth quarter. Revenues related to these new stores were approximately $1.8 million. Conversely, comparable restaurant revenues declined 7.4% compared to a decline of .8% in fiscal 1996, due to extremely competitive conditions and a general softness in restaurant sales in the Company's Houston, Texas market. Management anticipates an increase in restaurant revenues in fiscal 1998 due to a new training program and an intense concentration on increasing customer satisfaction. Furthermore, fiscal 1996 contained approximately $390,000 of revenue related to a fair in the State of Washington that was not included in fiscal 1997. The sale of one of the Longhorn Cafes during fiscal 1996 further reduced revenues. The remaining Longhorn Cafe contributed $.9 million in revenues in fiscal 1997.

    Approximately 20% of restaurant revenues were derived from the sale of alcoholic beverages in fiscal 1997 versus 16% from fiscal 1996.

    OPERATING COSTS AND EXPENSES.     Generally, all restaurant related and
administrative costs increased due to an overall increase in revenue by 22.4% and incorporating the Pasta Co. Restaurants operations for a full year versus one-half year in fiscal 1996. Furthermore, these costs increased due to the opening of four new Pasta Co. Restaurants in fiscal 1997. Food and beverage costs increased 14.5% overall due additionally to decreased purchasing leverage brought on by cash flow limitations. Labor costs increased 26.2% overall additionally due to an increase in the minimum wage in October 1996 and increased restaurant staff coverage to meet customers needs. Costs of other restaurant operations increased 72.9% and include remodeling costs for Marco's Restaurants, preopening costs for four Pasta Co. Restaurants, research and development costs for Marco's and Pasta Co. menus, and advertising and marketing for the restaurant concepts. Advertising and marketing increased by approximately $987,000 due to new television and radio promotions undertaken in fiscal 1997. These are not anticipated to be continued in fiscal 1998. The approximately $300,000 spent for remodeling Marco's Restaurants in fiscal 1997 is expected to be reduced in fiscal 1998 due to less intensive remodels. These costs additionally increased due to added training costs for the new Pasta Co. Restaurants. During fiscal 1997 provisions of $1.1 million for the anticipated losses on the sale or closure of the Billy Blues Restaurant and $75,000 for the sale of the Texas City, Texas Marco's location were recorded as provisions for restaurant closings. Management intends to sell or close the Billy Blues Restaurant in fiscal 1998, which contributed $1.9 million in revenues in fiscal 1997.

    General and administrative costs increased 58.6% or $1.6 million over fiscal 1996 and include corporate salaries and wages, legal fees and settlements, professional fees and all gains and losses on sales and/or closures for all Company concepts. Legal fees included approximately $200,000 for settlement of various claims. Additional expenses include costs to develop and market the Company's franchise program. Corporate salaries for fiscal 1997 include $120,000 of deferred salary and bonus for Ghulam Bombaywala, Chairman of the Board and Chief Executive Officer. No salary or bonus was taken by Mr. Bombaywala in the previous two years.

    A loss of approximately $750,000 was recorded on the sale of Pete's Hospitality concept sold in June 1997.

     In the fourth quarter of fiscal 1997, the Company made a decision to sell the remaining Billy Blues Restaurant. Accordingly, the assets were deemed to be impaired and written down to their estimated fair value. An impairment expense of $1.1 million was recognized during 1997. Additionally, the Company sold one Marco's Restaurant in the fourth quarter for a loss of approximately $75,000. In 1997, an impairment expense was recorded to reflect the loss on sale.

     In the fourth quarter of fiscal 1997, the Company deemed the intangible assets associated with Chris' & Pitt's Barbeque Sauce to be impaired. Management estimated the fair value and, accordingly, an impairment expense of approximately $3.45 million was recorded during 1997 and is included in depreciation and amortization expense.

NON-OPERATING INCOME (EXPENSE)

    Interest expense increased 43.6% primarily due to interest on debt related to the acquisition of Pasta Co. in January 1996.

INCOME TAX

    The Company had no income tax provision nor benefit in 1997 or 1996.

MANAGEMENT'S PLANS

    Management's plans to return to profitability include the following:

    o Controlling food costs by improving vendor relations and renegotiating contracts.

    o Reducing labor costs by outsourcing certain labor intensive food preparation processes.

    o Increasing revenues from the sale of food products by reinforcing existing markets, expanding distribution to new market areas, introducing more aggressive marketing programs, adding methods of distribution and developing new products.

    o        Reducing operating expenses through improved cost controls.

    o        Reducing general and administrative expenses.

    o Increasing revenues in existing restaurants by remodeling certain Marco's Restaurants and by improving marketing programs and customer service.

    o        Franchising new restaurants.

    o        Selling or closing its Billy Blues Restaurant.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

REVENUES.

    Total revenues increased 6.6% to $40,129,000 in fiscal 1996 over fiscal 1995. Revenues attributable to the Pasta Co. Restaurants were approximately $5,100,000. Remaining revenues decreased by approximately $2,500,000 due to the closing or sale of four Billy Blues Restaurants and the sale of one Longhorn Cafe Restaurant partially offset by the opening of two Marco's Restaurants during 1995 and one in 1996. Comparable restaurant revenues declined by .8% for fiscal 1996 compared to a decline of 6.8% in fiscal 1995. Approximately 16% of restaurant revenues were derived from the sale of alcoholic beverages for fiscal 1996 and 1995. Revenues from food products declined by approximately $150,000 due to the fact that during fiscal 1996, the Company discontinued service to certain accounts which had proved to be unprofitable.

OPERATING COSTS AND EXPENSES.

    Restaurant related operating costs generally increased principally attributable to the 7.6% increase in restaurant revenues. Food and beverage costs increased 4.6% in fiscal 1996 compared to fiscal 1995. As a percentage of restaurant revenues, food and beverage costs declined to 29.4% in 1996 from 30.3% in 1995. The decrease was due to operational efficiencies implemented by management, new buying programs and the introduction of new menu items with lower cost percentages. Labor and other restaurant operations include all other unit-level operating expenses, comprised principally of labor and benefits, operating supplies, rent, utilities, repair and maintenance, pre-opening expenses, advertising and other costs. A substantial portion of these expenses are fixed or indirectly variable. Labor costs declined as a percentage of restaurant revenues to 30.5% in 1996 from 33.3% in 1995 and other restaurant operations costs declined to 27.5% in 1996 from 29.0% in 1995, due to disproportionally higher expenses associated with the Billy Blues Restaurants which were closed or sold.

     The cost of food products declined in proportion to the decrease in food product revenues in fiscal 1996. Costs declined additionally due to operational efficiencies implemented in 1996. Food products selling, marketing and distribution costs, included in the cost of food products, also declined due to reductions in promotions and allowances granted to customers as well as efficiencies gained in distribution expenses such as warehousing and freight.

     General and administrative expenses decreased by approximately $570,000 to $2,753,000 in 1996 from $3,321,000 in 1995 due to cost reductions implemented by management in fiscal 1995, which included the elimination of personnel and a consolidation of corporate offices.

    Depreciation and amortization increased to $2.2 million in 1996 from $2.1 million in 1995. Of this amount, approximately $457,000 was associated with The Original Pasta Co. The remaining decline of approximately $350,000 was due to the closure or sale of Billy Blues Restaurants and to assets becoming fully depreciated or amortized.

NON-OPERATING INCOME (EXPENSE).

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

     Interest income of approximately $167,000 in fiscal 1996 and $157,000 in fiscal 1995 resulted primarily from a note receivable from Mr. Bombaywala.

    Interest expense increased to $850,000 in 1996 from $813,000 in 1995 due to $257,000 in interest associated with notes associated with The Original Pasta Co., offset by a decrease of $220,000 of interest on other debt due to principal reductions made on such debt.

    In May of 1995, the Company offered its Debentureholders the right to convert the principal and accrued interest owed on their Debentures into Common Stock at a modified conversion rate of $2.3125 of Debenture principal and interest for one share of Common Stock, as opposed to the stated conversion rate of $5.00 per share. The Debentureholders, who were owed an aggregate of approximately $2.5 million, agreed to the conversion and were issued an aggregate of 1,093,904 shares of Common Stock. The Company recorded a loss on conversion of approximately $1.3 million, which is equal to the market value of the shares actually issued less the market value of the shares which would have been issued had the conversion been at the stated conversion rate.

     Other income, net, increased by $399,000 from 1995 to 1996 due to a gain of approximately $150,000 on the sale of a Longhorn Cafe restaurant, with the balance of the increase due primarily to consulting fees charged Pasta Co. prior to its acquisition.

    A note payable for the purchase of the Chris' & Pitt's product line was paid off at a discount from the face amount of the note plus accrued interest. The amount of the discount is reported as a gain on extinguishment of debt in fiscal 1995.

     The Company had no income tax provision nor benefit in 1995 or 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents a summary of the Company's cash flows for the last three fiscal years:

                                                         (In Thousands)
                                                   1997       1996          1995
                                                  ------     ------        -------
        Net cash provided by
        (used in) operating activities            $  386     $ 1,346      ($1,341)

        Net cash used in investing activities       (606)    (1,617)         (613)

        Net cash provided by
        (used in) financing activities                21     (1,368)         3,524
                                                  ------     ------        -------

        Net increase (decrease) in cash
        and cash equivalents                       ($199)   ($1,639)       $ 1,570
                                                  ======     ======        =======

         The Company continues to experience substantial losses from operations and, as of June 29, 1997, has an accumulated deficit of $30.3 million.

     During 1997, net cash provided by operating activities of $385,783 was primarily due to adding back of non-cash deductions from depreciation and amortization of $6,035,811, provision for restaurant closings of $1,175,434, and increase in accounts payable and accrued liabilities of $2,027,007. Net cash of $606,131 used in investing activities was primarily due to cash outflow for purchases of restaurant property and equipment in excess of proceeds from the sale of property and equipment. Net cash provided by financing activities totaling $20,724 was due to proceeds from borrowings in excess of repayments of borrowings, and purchase of treasury stock.

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

    In the fourth quarter of fiscal 1997 (June 1997) the Company offered a private placement of $4 Million of 11% Convertible Subordinated Notes due June 30, 2002 (the "Convertible Subordinated Notes") pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Act") and the rules and regulations promulgated thereunder, including, without limitation,
Section 4(2) and Regulation D. The Convertible Subordinated Notes are being offered directly by the Company to qualified accredited investors. The Company has not retained a broker or underwriter to assist with the offering although it may elect to do so in the future on terms to be negotiated. Holders of the Convertible Subordinated Notes received warrants (the "Convertible Subordinated Note Warrants") to purchase shares of Common Stock at a purchase price of $1.50 per share until June 30, 2002. Interest on the Convertible Subordinated Notes is payable quarterly beginning September 30, 1997. The Convertible Subordinated Notes are currently unsecured and may be subordinated to certain defined senior indebtedness. As of September 1997, $700,000 principal amount of the Convertible Subordinated Notes has been subscribed. The proceeds of the offering were used to repay a portion of the $3 million principal amount of 12% Subordinated Notes originally due July 31, 1997. The balance of the Subordinated Notes was extended to July 10, 1998. Ghulam M. Bombaywala, Chairman of the Board, Chief Executive Officer and a director of the Company, converted the $500,000 principal amount of 12% Subordinated Notes owed to him into the 11% Convertible Subordinated Notes, pursuant to a Subordinated Note Conversion Agreement dated June 1, 1997 (the "Conversion Agreement"). Pursuant to the Conversion Agreement, Mr. Bombaywala canceled the $500,000 principal amount of 12% Subordinated Notes owed him by the Company and received an 11% Convertible Subordinated Note of equal principal amount with the same terms and conditions as the Convertible Subordinated Notes being offered by the Company to prospective investors. Additionally, in September 1997, the Company guaranteed a promissory note with United Central Bank for $850,000 due September 2002. The proceeds of the note were used to repay a portion of the $3 million principal amount of 12% Subordinated Notes originally due July 31, 1997.

    In April 1997, the Company secured a $300,000 (at prime + 2%) unsecured line of credit with MetroBank in Houston, Texas maturing in April 1998. These funds were used to supplement working capital needs. As of June 29, 1997 approximately $25,000 was available. Also, in April 1997, the Company secured a $300,000 note (at prime) with United Central Bank in Houston, Texas maturing April 2004, for the purpose of financing equipment and leasehold improvements for a Pasta Co. Restaurant.

    In February 1997, the Company secured a $250,000 note (at prime +1%) with Langham Creek National Bank in Houston, Texas for the purpose of financing equipment and leasehold improvements for a Pasta Co. Restaurant.

    The Company frequently has not been able to make timely payments to its trade and other creditors. The Company has renegotiated new terms with most of its suppliers and vendors, which include more favorable pricing, extended payment terms and discounts. If the Company is unable to comply with these terms, its suppliers and vendors may suspend deliveries and the Company's ability to continue to operate could be materially affected. The Company is currently seeking sources of working capital financing sufficient to fund its ongoing trade obligations.

    FISCAL 1998 CAPITAL REQUIREMENTS.

    The Company has a working capital deficit of approximately $8.2 million at June 29, 1997. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital, refinance its debt and to ultimately attain profitable operations.

    Management's plans include the following:

    o    Decreasing food and labor cost while increasing revenues.

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

    o    Franchising new restaurants.

    o    Obtaining additional equity capital or debt financing.

    The material capital commitments of the Company for fiscal 1998 are as follows:

    o Reduction of the Company's working capital deficit, including payments on notes, accounts payable and accrued liabilities.

    o Accumulation of funds for the payment of the principal balance of $1.25 million owed on the $3 Million 12% Subordinated Notes originally due July 31, 1997 but extended to July 10, 1998.

    o    Remodeling Marco's Restaurants.

    In the first quarter of fiscal 1998, the Company opened one new Pasta Co. Restaurant. Pasta Co. Restaurants require an initial capital investment of approximately $400,000. Of this amount, the Company financed approximately half of the investment using the acquired assets as collateral. The Company financed the balance through cash flow from operations. There are no further plans to open new restaurants during fiscal 1998.

    The Company expects to achieve positive cash flow from operations in fiscal 1998, principally from its Marco's and Pasta Co. Restaurants, if it can increase its restaurant sales and reduce its labor and operating costs. During the first quarter of fiscal 1998, the Company sold its Longhorn Cafe Restaurant. The Company also plans to supplement cash flow from operations by selling its last barbecue restaurant, Billy Blues. However, cash generated from operations may not be sufficient to meet all of the Company's fiscal 1998 capital commitments set forth above. Without debt refinancing or additional debt or equity financing in the short-term, the Company will not be able to (i) reduce its current working capital deficit, (ii) repay the $1.25 million balance of the 12% Subordinated Notes due July 10, 1998, or (iii) continue its remodeling efforts on the Marco's restaurants. There is no assurance that the Company will be able to refinance its debt or obtain additional debt or equity financing in the short term or long-term.

    For fiscal 1997 the Company had negative cash flow from operations of $1,641,224 (after subtracting the increase in accounts payable of $2,027,007). The Company did not have sufficient cash flow during fiscal 1997 to satisfy its direct operating expenses and pay its substantial indebtedness and reduce its accounts payable and short-term liabilities. In order to meet its liabilities and obligations, the Company was required to obtain additional debt financing and borrowings as discussed above, renegotiate and extend the terms of various borrowings and renegotiate and extend the amounts and the timing of payments to various vendors.

        The Company may experience further losses or negative cash flow from operations in fiscal 1998. Continued losses raise doubt about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. If the substantial losses continue, the value of the Company's long-lived assets may become impaired resulting in further write-downs to such assets to their estimated fair value.

        The inability of the Company to obtain substantial additional financing and achieve profitable operations has resulted in the curtailment of the Company's expansion activities which may continue indefinitely. Cash generated from operations will not be sufficient to allow the Company to timely meet its obligations and continue remodeling the Marco's Restaurants and continue restaurant expansion. Without obtaining profitable operations and positive cash flow from operations the Company may have to curtail its operations, sell core assets or seek further financing on terms which may prove unfavorable to the Company and its shareholders.

NEW ACCOUNTING STANDARDS.

     In May 1997, the FASB issued SFAS No. 128 "Earnings Per Share" which changes the manner in which earnings per share are calculated and presented. The pronouncement is effective for annual and interim periods ending after December 15, 1997.

    FORWARD-LOOKING INFORMATION. Information in this Annual Report and
Form 10-K contains forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. When used in this Annual Report and Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, and are subject to certain risks, uncertainties, and assumptions relating to the operations and results of operations of the Company, competitive factors and pricing pressures, shifts in consumer demand, the costs of products and services, general economic conditions, and the acts of third parties, as well as other factors described in this Annual Report and Form 10-K, and, from time to time, in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended, or the like.


ITEM 8.  FINANCIAL STATEMENTS.

    The financial information required by this Item is found beginning at page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    As previously reported in a Form 8-K filing dated August 20, 1997, the Company changed its principal independent accountant. (See "Item 10. Directors and Executive Officers of the Registrant -- Committees and Fees").

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth the names, ages, titles and dates of employment of the members of the Board of Directors and the executive officers of the Company.

                                                                      Term of
                                                                       Office
Name                          Age    Position                          Since
----                          ---    --------                          -----
Ghulam Bombaywala             41     Chairman of the Board,            1994
                                       Chief Executive Officer
                                       and Director
Thomas J. Buckley(3)          50     Former Chief Financial            1994
                                       Officer & Secretary
Michael S. Chadwick(1)        45     Director                          1994
Nico B. Letschert(2)          42     Director                          1994
Philip M. Mount               39     Director                          1994
Sarosh J. Collector(1)(2)     49     Director                          1995

-----------------
(1) Member of the Audit Committee of the Board of Directors.
(2) Member of the Compensation Committee of the Board of Directors.
(3) Thomas J. Buckley resigned effective July 1, 1997 and as of the date of this filing has not been replaced.

    GHULAM BOMBAYWALA was elected as a director of the Company on August 5, 1994. Effective September 21, 1994, Mr. Bombaywala was elected Chairman of the Board of Directors and Chief Executive Officer of the Company. Since 1984, Mr. Bombaywala has served as sole director of Marco's. Mr. Bombaywala also served as President and Chairman of the Board of Directors of the publicly traded Two Pesos, Inc. from April 1990 to June 1993 when it was sold to Taco Cabana, Inc. Mr. Bombaywala is also a shareholder and President of James Coney Island restaurants serving hot dogs and chili. Mr. Bombaywala serves on the Board of Directors of the Sam Houston Area Boy Scouts of America, the National Conference of Christians and Jews, and the United Way of Texas Gulf Coast.

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

    MICHAEL S. CHADWICK has served as a director of the Company since August 1994. Mr. Chadwick serves on the Audit Committee of the Board of Directors. Mr. Chadwick is Senior Vice President and a Managing Director of the Corporate Finance Department of Sanders Morris Mundy Inc., a Houston-based financial services and investment banking firm. From 1988 to August 1994, Mr. Chadwick served as President and Co-Owner of Chadwick, Chambers & Associates, Inc., an investment and merchant banking firm specializing in corporate finance services. From 1984 to 1988, Mr. Chadwick served as Vice President, Corporate Finance at Lovett Mitchell Webb & Garrison, Inc., a Houston-based investment banking firm. Mr. Chadwick has been engaged in investment banking since 1978. Mr. Chadwick presently serves on the Board of Directors of Blue Dolphin Energy Company and Brazos Sportswear, Inc., both publicly traded corporations, and Moody-Price, Inc., a privately held concern. Mr. Chadwick received an M.B.A. in finance from Southern Methodist University and a B.A. degree in economics from the University of Texas.

    NICO B. LETSCHERT was elected to the Board of Directors in September 1994 and serves as a member of the Compensation Committee of the Board of Directors. Mr. Letschert is the CEO of Noesis Capital Corp., a Florida-based investment banking and money management firm. From 1984 until July 1995, Mr. Letschert was President of Noble Investment Co. of Palm Beach. A native of The Netherlands, Mr. Letschert began his career on the Amsterdam Stock Exchange before relocating to the U.S. and becoming involved with venture capital and corporate finance. Mr. Letschert received his degree from the Dutch Institute for Banking and Finance and is a Certified Financial Planner. He also serves on the Board of Directors of the following publicly traded corporations: Celerity Solutions, Inc., Futuremedia PLC and PSI Industries, Inc.

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

COMMITTEES AND FEES

    The Board of Directors of the Company has established an Audit Committee and a Compensation Committee. The purpose of the Audit Committee is to review and make recommendations to the Board of Directors with respect to the engagement of the Company's independent public accountants, reviewing with such accountants the plans for and the results and scope of the auditing engagement and certain other matters relating to the services provided to the Company, including the independence of such accountants. The Audit Committee held no meetings during fiscal 1997. Furthermore, the Audit Committee met in August 1997 and approved a change of principal independent accountants for the fiscal year 1997 audited financial statements. Mann, Frankfort, Stein & Lipp, P.C. was engaged as the Company's principal independent accountant to replace Coopers & Lybrand L.L.P. who resigned on August 20, 1997. (See Form 8-K and Form 8-K Amendment No. 1 dated August 20, 1997 and filed on
August 27, 1997 and September 9, 1997, respectively, which are attached hereto as exhibits and incorporated herein by reference.)

    The Compensation Committee reviews on behalf of, and makes recommendations to, the Board of Directors with respect to compensation of executive officers and key employees of the Company and administers the Company's 1994 Stock Compensation Plan (the "Stock Compensation Plan"). All actions undertaken by the Compensation Committee during the last fiscal year were effected by unanimous consent in lieu of holding scheduled or special meetings.

    Each director who is not an employee of the Company is entitled to be paid $250 for each meeting of the Board of Directors attended (exclusive of telephonic meetings) and $250 for each meeting of a Committee of the Board of Directors attended (exclusive of committee meetings occurring on the same day as Board Meetings), and are reimbursed for expenses incurred in attending such meetings. Directors who are employees of the Company are not paid any additional compensation for attendance at Board of Directors or Committee meetings. During fiscal 1997 the Directors chose to forego any compensation for attending meetings. During fiscal 1997, the Board of Directors held its annual meeting on December 13, 1996, conducted meetings in September 1996, April and May of 1997, and approved actions undertaken by management of the Company.

SECTION 16(A) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission (the "Commission").

    Based solely on its review of the copies of such report forms received by it with respect to fiscal year 1997, or written representations from certain reporting persons, the Company believes that filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have not been timely complied with in accordance with Section 16(a) of the Exchange Act as follows. Sarosh J. Collector, a director of the Company, failed to timely file a Form 4 in August of 1996. Angelo Pitillo, a former executive officer and director of the Company failed to timely file Form 4 in August 1996, January 1997, and July 1997 for one transaction each. Thomas Buckley, a former executive officer of the Company failed to timely file Form 4 in August 1996, January 1997 and July 1997 for a total of six transactions (two each). In addition, all directors and executive officers of the Company (except Ghulam Bombaywala, who was not required to file a Form 5) each failed to timely file Form 5 - Annual Changes in Beneficial Ownership of Securities for fiscal 1997. All late reports were filed in September and October of 1997.

ITEM 11.     EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION INFORMATION

    The following table sets forth certain information regarding all cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as other compensation paid or accrued, during the Company's fiscal year ended June 29, 1997, to the Company's Chief Executive officer and to those other executive officers who received salary and bonus compensation in excess of $100,000 during the fiscal year (the "named executive officers").

                           SUMMARY COMPENSATION TABLE



                                                                                    Long Term Compensation
                                                Annual Compensation                           Awards              Payouts
                                         ----------------------------------        --------------------------     -------
                                                                                   Restricted   Securities
                                                                    Other Annual      Stock     Underlying       LTIP     All Other
                                                                    Compensation(2)  Award(s)  Options/SARs(3)  Payouts Compensation
Name and Principal Position        Year     Salary($)      Bonus($)       ($)          ($)         (#)            ($)        ($)
---------------------------        ----     ---------      -------- -------------- ----------  --------------   ------- ------------
GhulamBombaywala,Chairman of       1997    $60,000(1)    $60,000(1)      $-0-        $-0-           -0-            -0-      $-0-
 the Board and Chief Executive     1996       -0-           -0-           -0-         -0-           -0-            -0-       -0-
 Officer                           1995       -0-           -0-           -0-         -0-           -0-            -0-       -0-


Angelo Pitillo, former President   1997    $150,000          $-0-        $-0-        $-0-        80,000            -0-      $-0-
 and Chief Operating Officer(4)    1996    $150,000          $-0-        $-0-        $-0-           -0-            -0-      $-0-
                                   1995     121,154           -0-         -0-         -0-       250,000            -0-       -0-

(1) Includes salary or bonus amounts earned but deferred at the officer's election.
(2) Excludes certain incidental perquisites, the total of which did not exceed the lesser of $50,000 or 10% of cash compensation for any named individual.
(3) Incentive stock options to acquire shares of Common Stock pursuant to the Company's Stock Compensation Plan.
(4) Mr. Pitillo resigned June 1997 and has not been replaced as of the date of this filing, and has a consulting agreement and severance beginning in fiscal 1998 of $4,167 per month for twelve months along with 180,000 common stock warrants exercisable at $.50 per warrant until expiration on June 30, 1999.

OPTION GRANTS DURING FISCAL YEAR 1997

    The following table provides information related to options to acquire shares of Common Stock granted to the Chief Executive Officer and the other named executive officers of the Company referenced in the Summary Compensation Table, above, during fiscal year 1997. The Company does not have any outstanding Stock Appreciation Rights ("SARs").

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                              Individual Grants

                                                                                                     Potential Realizable
                                                                                                       value at assumed
                                                                                                     annual rates of stock
                                                                                                      price appreciation
                                                                                                        for option term
                    Number of Securities   % of Total Options/      Exercise or                    ------------------------
                    Underlying Options/      SARs Granted to        Base Price   Expiration
Name                SARs Granted(#) (1)  Employees in Fiscal Year    ($/Sh)(2)      Date           5%($)          10%($)
                    -------------------  ------------------------   ----------   ----------        -----          ------
Ghulam Bombaywala           -0-                   -0-%                 N/A             N/A           N/A             N/A
Angelo Pitillo             80,000                 40%                 $.50            08/01         $ -0-          $ -0-


---------------------
(1) Incentive stock options to acquire shares of Common Stock granted pursuant to the Company's Stock Compensation Plan. Options issued to Mr. Pitillo vest at 100% commencing six months from the date of the original grant (August 1996), are nontransferable and are subject to termination under certain conditions upon cessation of employment. At his termination date, June 25, 1997, these options, along with all other options granted to Mr. Pitillo, were canceled and Mr. Pitillo was granted 180,000 Common Stock warrants exercisable at $.50 per warrant until expiration on June 30, 1999.

(2) The exercise price per share of each option granted in 1997 was equal to or greater than 100% of the fair market value of the Common Stock on the date of grant pursuant to the requirements of the Stock Compensation Plan.

OPTION EXERCISES AND FISCAL 1997 YEAR END HOLDINGS

    The following table sets forth information with respect to options exercised by named executive officers of the Company referenced in the Summary Compensation Table, above, during fiscal year 1997 and the number and value of options held at fiscal year end.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                             Number of Securities         Value of Unexercised
                                                             Underlying Unexercised      In-the-Money Options/SARs
                                                            Options/SARs at FY-End(#)          At FY-End($)(1)
                       Shares Acquired                      -------------------------    ----------------------------
Name                   On Exercise(#)  Value Realized($)    Exercisable  Unexercisable   Exercisable    Unexercisable
----                   --------------  -----------------    -----------  -------------   -----------    -------------
Ghulam Bombaywala           -0-           $ -0-                -0-             -0-            N/A           N/A
Angelo Pitillo              -0-             -0-                -0-             -0-          $ -0-          $ -0-

---------------
(1) The closing bid price for the Company's Common Stock as reported by NASDAQ SmallCap Market on June 29, 1997 was $0.25 per share. The indicated value is calculated on the basis of the difference between the option exercise price per share and $0.25, multiplied by the number of shares of Common Stock underlying each option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Company is comprised of two persons selected by the Board of Directors. Throughout fiscal 1997, Nico B. Letschert and Sarosh J. Collector served on the Compensation Committee. Nico B. Letschert was the President of Noble Investment Co. of Palm Beach ("Noble") and is the Chief Executive Officer of Noesis Capital Corp. ("Noesis"). Sarosh J. Collector is a certified public accountant and President of the Houston based accounting firm of Collector, Dart & Moore, P.C. Through May 1997, Philip M. Mount served on the Compensation Committee. Mr. Mount is a shareholder of Kelly, Sutter, Mount & Kendrick, P.C. ("KSMK"), a Houston based law firm. In May 1997, Mr. Mount resigned from the Compensation Committee.

    During fiscal 1995, 1996, and 1997 KSMK rendered legal services as counsel to the Company. In June of 1995, the Company issued 100,000 shares of Common Stock to KSMK as partial payment for outstanding invoices. In February, 1996, the Company issued an additional 100,000 shares of Common Stock to KSMK as payment for legal services. Mr. Mount disclaims any beneficial ownership in the shares issued to KSMK. During fiscal 1997, KSMK returned the shares in exchange for cash of $1.50 per share and the agreement of the Company to pay the balance owed to KSMK in monthly installments in the ordinary course of business.

    In December 1994, in connection with the offering of the Company's $3 million 12% Subordinated Notes, Sanders Morris Mundy, Inc. ("SMM") received approximately $250,000 as a placement fee. Also in connection with the offering, the Company entered into an eighteen month advisory agreement with SMM calling for payments of $10,000 per month and issued warrants to purchase 150,000 shares of common stock at an exercise price of $2.50 per share which expire on December 31, 1999. Mr. Chadwick, Senior Vice President and a Managing Director of Corporate Finance of SMM, and a director of the Company, was assigned 45,000 of the warrants by SMM. In July of 1997, the payment terms of the Subordinated Notes were extended, the advisory agreement was extended through December 1997 at a rate of $5,000 per month and the exercise price of the warrants was reduced to $.25 per share.

EMPLOYMENT CONTRACTS

    Effective July 1, 1994, the Company entered into an employment agreement with Ghulam Bombaywala, Chairman of the Board, Chief Executive Officer and a director of the Company (the "Bombaywala Agreement"). Under the terms of the Bombaywala Agreement, Mr. Bombaywala is entitled to receive an annual salary of $60,000 plus annual cost of living increases. In addition, Mr. Bombaywala is entitled to receive a bonus in an amount based on such factors as the Board of Directors of the Company may elect to consider. Mr. Bombaywala has elected to defer any salary or bonus due and owing to him under this agreement for fiscal 1997 for an indefinite period of time. The Bombaywala Agreement also provides for health, medical and life insurance benefits and allows participation in the Company's employee benefit plans. The Bombaywala Agreement expired April 30, 1997, however, the Board of Directors approved a one year extension during the second quarter of fiscal 1998. The Bombaywala Agreement contains provisions for employment on a full time basis, as well as payments upon termination and payment of bonuses. The non-competition provisions of the Bombaywala Agreement provide that upon termination, Mr. Bombaywala will not engage or participate in a barbecue or Mexican restaurant business within a radius of ten miles of any existing or proposed barbecue or Mexican restaurant owned, licensed, managed or operated by the Company for a period of twelve months beginning on the date of termination of the Bombaywala Agreement.

REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee, currently consisting of Messrs. Collector and Letschert, determines the compensation of the Company's executive officer, Mr. Bombaywala (C.E.O.).

    Mr. Bombaywala decided to forego a salary or bonus in fiscal 1995 and fiscal 1996 due to the fact that the Company has been and is in the process of a "turnaround." For fiscal 1997, Mr. Bombaywala deferred a salary of $60,000 per year and a bonus of $60,000 for an indefinite period of time. Mr. Bombaywala owns 6,558,889 shares of the Company's Common Stock or approximately 43.8% of the outstanding shares. Included in this calculation is the following:
Mr. Bombaywala received warrants with the right to purchase 222,222 shares of the Company's common stock at a price of $1.00 per share issued in connection with the issue of the 12% Subordinated Notes in December 1994. When Mr. Bombaywala converted his 12% Subordinated Note to the 11% Convertible Subordinated Note he received warrants with the right to purchase 50,000 shares of the Company's Common Stock at $1.50 per share. As incentive to Mr. Bombaywala for converting his note, his 222,222 warrants were not canceled. (See "Liquidity and Capital Resources"). Not included in the above calculation is the following: Mr. Bombaywala received 7,500,000 common stock rights at a value of $.50 per share in connection with the Conversion and Offset Agreement in May 1997. (See "Item 13. Certain Relationships and Related Transactions".) The Compensation Committee believes that Mr. Bombaywala is very motivated due to his stock ownership and commitment to the Company to represent the interests of all stockholders and maximize the performance of the Company. The Compensation Committee agreed with Mr. Bombaywala's decision to forego any salary or bonus during fiscal 1995 and 1996. The compensation which would have been payable to Mr. Bombaywala through April 1997 was determined by the Bombaywala Agreement, which was negotiated between the Company and Mr. Bombaywala when Marco's was acquired in fiscal 1994.

    The Compensation Committee plans to use the Company's Common Stock to retain and provide incentive to the Company's key employees. The Board of Directors believes that significant stock ownership is a major factor in aligning the interests of management and shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

    The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of October 1, 1997, by
(i) each person who beneficially owns 5% or more of the Common Stock, (ii) each Director and named executive officer of the Company, and (iii) all officers and Directors of the Company as a group. Unless otherwise noted, the persons and entities named below have sole voting and investment power with respect to such shares.

                                                       Shares Beneficially Owned
                                                       -------------------------
Name of Beneficial Owner                               Number            Percent
------------------------                               ------            -------
Ghulam Bombaywala(1)                                    6,558,889         43.8%
Thomas J. Buckley                                          12,584             *
Michael S. Chadwick(2)(6)                                 124,444             *
Nico B. Letschert(3)(6)                                   311,554          2.1%
Philip M. Mount(4)(6)                                      37,222             *
Sarosh J. Collector(5)(6)                                  24,000             *
All Officers and Directors as a Group (5 Persons) (7)   7,051,109         47.1%

-----------------------
* Indicates ownership of less than or equal to one percent of the outstanding Common Stock of the Company.

(1) Mr. Bombaywala's address is 11111 Wilcrest Green, Suite 350, Houston, Texas 77042. Includes warrants to purchase 222,222 shares of Common Stock issued in connection with the Company's Subordinated Notes. Includes warrants to purchase 50,000 shares of Common Stock issued in connection with the Company's 11% Convertible Subordinated Notes. It does not include 7,500,000 shares rights of Common Stock issued in connection with the Company's Conversion and Offset Agreement. These rights are exercisable only with Board of Directors approval and possible authorization of new common shares.

(2) Mr. Chadwick's address is 3100 Texas Commerce Tower, Houston, Texas 77002. Includes warrants to purchase 89,444 shares of Common Stock issued in connection with the Company's Subordinated Notes.

(3) Includes 97,000 Series A Warrants, which may be converted into 97,000 shares of Common Stock upon payment of the $6.50 exercise price. Includes warrants to purchase 45,000 shares of Preferred Stock, which Preferred Stock is convertible into 56,250 shares of Common Stock. Includes warrants to purchase 45,000 shares of Common Stock originally issued to Noble under the terms of the 1993 Regulation S offering and subsequently assigned to Mr. Letschert. Includes 21,000 shares of Common Stock issuable to Mr. Letschert upon the conversion of $105,000 in Debenture principle, at a conversion ratio of one share of Common Stock for each $5.00 in principle converted. Mr. Letschert may acquire Debentures in the principal amount of $105,000 upon the exercise of warrants originally granted to Noble as placement agent for the Company's offering of Debentures and subsequently assigned to Mr. Letschert. Includes warrants to purchase 71,250 shares of Common Stock at $3 per share. Also includes 10,000 Series A Warrants which entitle Mr. Letschert to acquire 10,000 shares of Common Stock upon the payment of the exercise price of $6.50 per share. Mr. Letschert's address is 1801 Clint Moore Road, Suite 100, Boca Raton, Florida 33487.

(4) Mr. Mount's address is 1600 Smith, Suite 3700, Houston, Texas 77002. Includes warrants to purchase 22,222 shares of Common Stock issued in connection with the Company's Subordinated Notes.

(5) Mr. Collector's address is 3000 Richmond Avenue, Suite 270, Houston, Texas 77002.

(6) Includes options to purchase 15,000 shares of Common Stock granted under the Company's Outside Director's Stock Option Plan.

(7) Does not include former Chief Financial Officer (resigned July 1997) Tom Buckley's 12,584 shares or former President (resigned June 1997) Angelo Pitillo's 12,382 shares owned.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Late in the fourth quarter of fiscal 1997 the Company sold Pete's Hospitality Co., Inc., ("Pete's") a wholly-owned subsidiary, pursuant to a Stock Purchase Agreement, to Angelo Pitillo, former President, Chief Operating Officer and director of the Company. Mr. Pitillo acquired all of the issued and outstanding shares of Pete's in exchange for a promissory note payable to the Company in the principal amount of $300,000 (the "Pete's Note"). The Pete's Note accrues interest at the rate of 10% per annum over approximately five years. The Pete's Note is secured by assets of Pete's. The Company recorded a loss of approximately $750,000 on the transaction.

    In August 1996, the Company sold for $350,000 previously mortgaged real property located at the Victoria, Texas Marco's Restaurant location to the Bombaywala Family Trust ("The Trust"). The Trust is administered by M.U. Bombaywala, Trustee, for the purpose of his grandchildren's education. The real property and certain assets are now being leased by the Company from the Trust. The Trust also owns the real property on which one of the Company's Pasta Co. Restaurants is located, having purchased it from an unaffiliated third party. The Trust leases this property to the Company. The Company believes that both leases are at rates comparable to those which could be attained from unrelated third parties.

    In April 1997, the Company agreed to sell equipment associated with three new restaurants to Mr. Bombaywala and lease the assets back. The three restaurants were opened in the second and fourth quarters of fiscal 1997. The Company believes that the selling price of $750,000 and the lease rate are comparable to those which could be attained from an unrelated third party. There was no gain or loss to the Company on this transaction.

    On July 31, 1994, Ghulam Bombaywala, Chairman of the Board and Chief Executive Officer of the Company, executed a promissory note in the principal amount of $2,175,310 made payable to Marco's (the "Bombaywala Note"). The Bombaywala Note accrues interest at the rate 6% per annum until maturity, with accrued interest being payable annually on the 1st day of July of each year for which a principal balance is due and owing. The principal balance of the Bombaywala Note is due as follows: $200,000 on July 31, 1996, 1997 and 1998, with all remaining principal and interest due and owing under the Bombaywala Note to be paid in full on July 31, 1999. The Bombaywala Note is secured by the securities more particularly set forth in that certain Pledge and Security Agreement entered into by and between Marco's and Mr. Bombaywala on July 31, 1994. In September of 1995, the Company's Board of Directors voted to defer the interest payment due July 1, 1995 until December 31, 1995. During fiscal 1997, the principal amount due under the Bombaywala Note was reduced by $819,202 pursuant to a Conversion and Offset Agreement further described below. During 1997, the Company earned interest of $123,877 on the note receivable from Mr. Bombaywala and was charged interest of $123,757 on various notes payable to him. The interest receivable and payable, together with interest receivable at June 30, 1996 of $94,974 were offset with a remaining receivable from Mr. Bombaywala of $95,093 outstanding at June 29, 1997.

    On June 17, 1992, the Company loaned William J. Gallagher, a former officer and director of the Company, $53,000 evidenced by an unsecured promissory note providing for interest at prime. The note was renewed on June 17, 1993, whereby the principal balance due under the note was increased to $124,000 to include additional advances made by the Company during fiscal 1993. The principal balance of the note accrues interest at the rate of 6% per annum, with accrued interest being due and payable annually on July 1. The entire principal balance is due and payable on July 1, 1999. The note is an unsecured debt obligation of Mr. Gallagher to the Company. The interest payments Due July 1, 1995, 1996 and 1997 had not been made by Mr. Gallagher as of October 1, 1997.

    On June 30, 1994, John H. Coleman, III, a former officer and director of the Company, executed a promissory note in the principal amount of $31,291 for the purpose of evidencing a debt obligation resulting from advances made by the Company to Mr. Coleman during fiscal 1994. The principal amount of the note accrues interest at the rate of 6% per annum and is due and payable on the first day of July for each year the principal balance remains outstanding. The principal balance of the note is due and payable in full on July 1, 1999. The note is an unsecured debt obligation of Mr. Coleman to the Company. The interest payments due July 1, 1995 and 1996 were not made by Mr. Coleman. Mr. Coleman was also the plaintiff in a lawsuit against the Company (see Item 3 "Legal Proceedings".) As part of the settlement of this lawsuit, this note was canceled.

    Mr. Bombaywala has an ownership interest in and participates in the management of other businesses, including the Houston-based James Coney Island restaurant chain.

PASTA CO. ACQUISITION

    On September 7, 1995, the Board of Directors of the Company approved the acquisition of all of the issued and outstanding shares (the "Shares") of Pasta Co. from Mr. Bombaywala, the sole stockholder and director of Pasta Co. On September 14, 1995, the Company, Mr. Bombaywala, and Pasta Co. entered into an Agreement and Plan of Merger (the "Merger Agreement") which provided for the merger of Pasta Co. with and into the Company as the surviving corporation (the "Merger"). The principal assets of Pasta Co. consisted of its ownership of ten (10) restaurants in Houston, Texas.

    In consideration for the Shares, Mr. Bombaywala received 1,666,667 shares of the Company's Common Stock (the "Merger Shares") and two promissory notes in the aggregate principal amount of $3,750,000 (the "Notes"). The Merger Shares were valued at $1.78 per share which was the market value of the Common Stock on the date of the Merger. The total consideration paid to Mr. Bombaywala was $2,966,667; however, as provided below, a portion of the Merger Shares was subject to future release and earn out. In addition, the Company assumed approximately $3.6 million of liabilities and indebtedness of Pasta Co. outstanding as of January 26, 1996.

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

    The Merger Shares are restricted securities but have demand and incidental registration rights. A total of 350,000 Merger Shares were subject to a Development Escrow Agreement which provided for the earnout and release of such shares based upon (i) the opening of five additional Pasta Co. Restaurants on or before December 31, 1996 at an average cost not to exceed $400,000 per restaurant, or (ii) the share price for the Company's Common Stock exceeding $5.00 per share for any ten consecutive business days on or before June 30, 1996 or $7.00 per share on or before June 30, 1997. The Company completed the opening of the five additional Pasta Co. Restaurants before December 31, 1996 and, therefore, the Merger Shares have been released to Mr. Bombaywala.

    The Notes consisted of (i) a promissory note from Pasta Co. in the principal amount of $2,750,000, bearing interest at 10% per annum, and due and payable on September 15, 2002, subject to certain mandatory prepayment provisions, and (ii) a promissory note from Pasta Co. in the principal amount of $1,000,000 bearing interest at 10% per annum, the principal amount of which, subject to certain mandatory prepayment provisions, was due and payable in two equal annual installments on December 31, 1996 and December 31, 1997. Quarterly payments of interest were due and payable on the Notes on the 15th day of December, March, June and September of each year the Notes were outstanding. Commencing September 15, 2000, the outstanding principal on the $2,750,000 Note was to be amortized and paid in quarterly installments over the remaining two year term. The Notes required mandatory prepayment in the amount of and to the extent of (i) fifty percent of the proceeds from any public offering received by the Company, and (ii) proceeds from private financings in excess of $1,000,000 received by the Company. Mr. Bombaywala agreed to defer or offset any and all principal and interest until July of 1997. The Company incurred $392,337 in interest expense on two notes aggregating $3,750,000. In connection with the Conversion and Offset Agreement, Mr. Bombaywala forgave such interest which has been recorded as a contribution to capital.

     On the Effective Date, a promissory note of Pasta Co. to Mr. Bombaywala in the principal amount of $1,260,000 was paid by the Company. Payment was made as follows: $150,000 in cash, transfer of ownership of land and building valued at $515,000 and a note to Mr. Bombaywala in the amount of $595,000. Mr. Bombaywala received an additional note from the Company in the amount of $224,202 for other obligations of Pasta Co. arising prior to the Effective Date (the $595,000 note and the $224,202 note are collectively referred to as "Additional Pasta Co. Notes") .

    The Notes were secured by a guarantee of the Company, a pledge by the Company of all issued and outstanding shares of Pasta Co. and a security interest in all of the assets relating to the first ten restaurants opened by Pasta Co. The lien of Mr. Bombaywala was junior to any prior liens granted by Pasta Co. on or before the Effective Date.

    On May 15, 1997 Mr. Bombaywala and the Company entered into a Conversion and Offset Agreement whereby the $3,750,000 of debt evidenced by the Notes was converted to 7,500,000 Common Stock Rights (the

"Rights"). Each of the Rights shall automatically convert to one share of the Company's Common Stock at a later date, without further action or consideration by Mr. Bombaywala, assuming the Company has a sufficient number of shares authorized and freely issuable. In exchange for the Rights, Mr. Bombaywala forgave the Notes. A value of $.50 per share was determined by the Board of Directors in connection with the conversion. The Company intends to proceed with an amendment to its Articles of Incorporation to increase its authorized Common Stock to a sufficient level to enable it to issue all of the shares. However, there can be no assurance that such amendment will be adopted.

    The Company also agreed with Mr. Bombaywala to offset the $819,202 in Additional Notes payable to Mr. Bombaywala in connection with the acquisition of Pasta Co. against the Bombaywala Note receivable from Mr. Bombaywala in connection with the Marco's merger.

    In May of 1995, the Company began factoring accounts receivable through Catalyst Financial Co., ("Catalyst") paying factoring fees of approximately $19,000 in fiscal 1995 and $75,000 in fiscal 1996. The Company believes that the fees paid were comparable to those that would be charged by a competing factoring company. Mr. Bombaywala is a principal of Catalyst.

    The Company acquired 240,000 shares (the "CluckCorp Shares") of the outstanding common stock $0.1 par value of CluckCorp International, Inc., a Texas corporation ("CluckCorp") on June 30, 1994 upon the conversion of, and as partial payment for, a promissory note of CluckCorp owed to the Company in the principal amount of $800,000 (the "CluckCorp Note") issued in June 1993 and in exchange for certain other advances owed to the Company. The CluckCorp Note has a maturity date of June 30, 1998, and was payable, at the option of CluckCorp, in whole or in part, in cash or with Common Stock of CluckCorp. During 1994 CluckCorp repaid a portion of the CluckCorp Note in cash and the remaining portion of the CluckCorp Note and certain advances were paid with the CluckCorp Shares. The Company subsequently sold the CluckCorp Shares to JEB Investment Corporation, a Texas corporation ("JEB") in exchange for a $1,800,000 recourse promissory note executed by JEB as maker (the "JEB Note") bearing interest at 9% per annum, payable annually, with a final maturity date of June 30, 1996. The JEB Note was secured by the CluckCorp Shares pursuant to a Pledge Agreement. JEB defaulted on the payments required under the JEB Note. In May 1997, JEB and the Company executed an agreement whereby JEB relinquished all right, title and interest in the CluckCorp Shares to the Company pursuant to the Company's foreclosure rights in consideration for the Company relinquishing all of its rights under the JEB Note. The Company is currently selling the CluckCorp Shares in public and private transactions.


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

    (b)      Reports on Form 8-K

             During the fourth quarter of fiscal 1997, the Company filed Form 8-K, dated May 15, 1997, reporting under "Item 5. Other Events," the Conversion and Offset Agreement whereby the Company converted $3,750,000 of debt owed to Mr. Bombaywala as a result of the acquisition of The Original Pasta Co. into 7,500,000 Common Stock Rights, and offset $819,202 in additional notes payable to, against notes receivable from, Mr. Bombaywala. Furthermore, the Company filed Form 8-K, Amendment No. 1, dated May 15, 1997, reporting under "Items 1 and 5. Changes In Control of Registrant; Other Events", a change in control of the Company should Mr. Bombaywala be issued the 7,500,000 shares of Common Stock. No financial statements were included in either Form 8-K.

    (c)      Exhibits Required by Item 601 of Regulation S-K

             The Exhibits required by Item 601 of Regulation S-K and listed in the Exhibit Index on page E-1 are filed as part of this report.

    (d)      Financial Statement Schedules

             None.



                   [This space is intentionally left blank.]

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WATERMARC FOOD MANAGEMENT CO.
                                      (Registrant)

Date:    October 13, 1997
                                    By: /s/ Ghulam Bombaywala
                                       ----------------------------------------
                                      Ghulam Bombaywala, Chairman of the Board,
                                      Chief Executive Officer and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          NAME                                       TITLE                             DATE
          ----                                       -----                             ----
  /s/ Ghulam Bombaywala             Chairman of the Board, Chief Executive
---------------------------         Officer and Director (Principal             October 13, 1997
    Ghulam Bombaywala               Executive Officer and acting as
                                    Principal Financial and Accounting
                                    Officer) (1)

   /s/ Philip M. Mount
---------------------------
     Philip M. Mount                Director                                     October 13, 1997

 /s/ Michael S. Chadwick
---------------------------
   Michael S. Chadwick              Director                                     October 13, 1997

  /s/ Nico B. Letschert
---------------------------
    Nico B. Letschert               Director                                     October 13, 1997

 /s/ Sarosh J. Collector
---------------------------
   Sarosh J. Collector              Director                                     October 13, 1997


 (1) The principal financial and accounting officer resigned in July 1997 and has not been replaced as of the date of this filing. Mr. Bombaywala is signing as these positions.

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES




         INDEX TO AUDITED FINANCIAL STATEMENTS


               Reports of Independent Accountants . . . . . . . . . . . .    F-2; F-3

               Consolidated Balance Sheets  . . . . . . . . . . . . . . .    F-4

               Consolidated Statements of Operations  . . . . . . . . . .    F-5

               Consolidated Statements of Stockholders' Equity  . . . . .    F-6

               Consolidated Statements of Cash Flows  . . . . . . . . . .    F-7

               Notes to Consolidated Financial Statements . . . . . . . .    F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Watermarc Food Management Co.



We have audited the consolidated balance sheet of Watermarc Food Management Co. and subsidiaries (the "Company") as of June 29, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermarc Food Management Co. and subsidiaries as of June 29, 1997 and the consolidated results of their operations and their cash flows for the fiscal year then ended, in conformity with generally accepted accounting principles.





                                        MANN, FRANKFORT, STEIN & LIPP, P.C.



Houston, Texas
October 9, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Watermarc Food Management Co.


We have audited the consolidated balance sheet of Watermarc Food Management Co. and subsidiaries (the "Company") as of June 30, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended June 30, 1996 and July 2, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermarc Food Management Co. and subsidiaries as of June 30, 1996 and the consolidated results of their operations and their cash flows for the fiscal years ended June 30, 1996 and July 2, 1995, in conformity with generally accepted accounting principles.




                            COOPERS & LYBRAND L.L.P.



Houston, Texas
September 27, 1996

                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                          Consolidated Balance Sheets


     ASSETS                                                              June 29, 1997    June 30, 1996
                                                                         ------------    ------------
Current assets:
       Cash and cash equivalents                                         $    263,542    $    463,166
       Accounts receivable, trade                                             540,406         397,744
       Accounts receivable from affiliates                                    299,518         252,440
       Inventories                                                            483,302         715,538
       Prepaid expenses and other current assets                               73,217         105,779
                                                                         ------------    ------------
          Total current assets                                              1,659,985       1,934,667

Property and equipment, net                                                 6,050,631       9,328,526
Notes and other receivables from affiliate                                  1,679,374       2,217,784
Intangible assets, net                                                      7,213,457      12,200,047
Other assets                                                                  111,381         183,686
                                                                         ------------    ------------

                                                                           16,714,828    $ 25,864,710
                                                                         ============    ============


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                           $  4,780,931    $  3,186,690
       Accrued liabilities                                                  2,263,821       1,831,055
       Current portion of long-term debt                                    2,787,814       1,401,825
                                                                         ------------    ------------
          Total current liabilities                                         9,832,566       6,419,570

Long-term debt, less current portion                                        4,484,539       5,698,692
Notes payable to stockholder                                                  500,000       5,069,202
Deferred rent                                                                 577,976         435,949

Commitments and contingencies

Stockholders' equity:
       Preferred stock, $1 par value, 5,000,000 shares authorized,            329,540         329,540
            329,540 issued and outstanding as of June 29, 1997
            and June 30, 1996; stated at $10 liquidation preference
       Common stock, $.05 par value, 20,000,000 shares authorized,            713,161         671,682
            14,263,230 issued and outstanding as of June 29, 1997, and
            13,433,658 issued and outstanding as of June 30, 1996
       Additional paid-in capital                                          30,740,131      26,640,385
       Accumulated deficit                                                (30,313,085)    (19,400,310)
                                                                         ------------    ------------
                                                                            1,469,747       8,241,297
          Less treasury stock, cost method                                   (150,000)           --
                                                                         ------------    ------------
          Total stockholders' equity                                        1,319,747       8,241,297
                                                                         ------------    ------------

                                                                         $ 16,714,828    $ 25,864,710
                                                                         ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                     Consolidated Statements of Operations


                                                                         52 Weeks Ended
                                                           --------------------------------------------
                                                          June 29, 1997   June 30, 1996    July 2, 1995
                                                           ------------    ------------    ------------
Revenue:
      Restaurants                                          $ 46,734,262    $ 37,227,201    $ 34,600,265
      Food products                                           2,391,099       2,902,242       3,051,392
                                                           ------------    ------------    ------------
          Total revenues:                                    49,125,361      40,129,443      37,651,657

Costs and expenses:
      Cost of restaurant revenues:
            Cost of food and beverage                        12,539,192      10,956,113      10,471,159
            Labor and benefits                               14,326,414      11,348,823      11,507,171
            Other restaurant operations                      17,678,805      10,222,633      10,025,239
      Cost of food product revenues                           2,235,076       2,643,594       3,210,388
      General and administrative                              4,364,147       2,752,539       3,321,296
      Depreciation and amortization                           6,035,811       2,178,218       2,071,972
      Provision for restaurant closings                       1,175,434            --         2,856,105
      Loss on sale of Pete's Hospitality                        751,614            --              --
                                                           ------------    ------------    ------------
            Total costs and expenses                         59,106,493      40,101,920      43,463,330
                                                           ------------    ------------    ------------

Income (loss) from operations                                (9,981,132)         27,523      (5,811,673)

Non-operating income (expenses):
      Interest income                                           121,260         166,566         156,550
      Interest expense                                       (1,220,666)       (850,224)       (813,153)
      Loss on conversion of debt to equity                         --              --        (1,329,775)
      Other, net                                                167,763         704,831         305,731
                                                           ------------    ------------    ------------
            Total non-operating income (expenses)              (931,643)         21,173      (1,680,647)
                                                           ------------    ------------    ------------

Income (loss) before income taxes and extraordinary item    (10,912,775)         48,696      (7,492,320)

Income tax provision (benefit)                                     --              --              --
                                                           ------------    ------------    ------------

Income (loss) before extraordinary item                     (10,912,775)         48,696      (7,492,320)

Extraordinary item - gain on extinguishment of debt                --              --           455,579
                                                           ------------    ------------    ------------

Net income (loss)                                           (10,912,775)         48,696      (7,036,741)

Preferred stock dividends                                       296,586         296,586         294,680
                                                           ============    ============    ============
Net income (loss) less preferred stock dividends           $(11,209,361)   $   (247,890)   $ (7,331,421)
                                                           ============    ============    ============

Loss per common share before extraordinary item            $      (0.83)   $      (0.02)   $      (0.87)
Extraordinary item per common share                                --              --              0.05
                                                           ------------    ------------    ------------
Net loss per common share                                  $      (0.83)   $      (0.02)   $      (0.82)
                                                           ============    ============    ============

Weighted average common and common equivalent shares         13,451,487      12,040,163       8,921,543
                                                           ============    ============    ============





The accompanying notes are an integral part of the consolidated financial statements.

                         WATERMARC FOOD MANAGEMENT CO.
                                AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity





                                               Preferred Stock                 Common Stock                 Treasury Stock
                                          Shares           Amount          Shares        Amount          Shares         Amount
                                        ------------    ------------    ------------   ------------   ------------   ------------
Balance, July 3, 1994                        330,340    $    330,340       8,425,815   $    421,291           --     $       --

       Conversion of debentures                 --              --         1,093,904         54,695           --             --
       Issuance of common stock                 --              --         1,458,156         72,907           --             --
       Conversion of preferred stock            (800)           (800)          1,000             50           --             --
       Preferred stock dividends:
            Cash                                --              --              --             --             --             --
            Common stock                        --              --           133,151          6,658           --             --
       Issuance of  warrants                    --              --              --             --             --             --
       Net loss                                 --              --              --             --             --             --
                                        ------------    ------------    ------------   ------------   ------------   ------------

Balance, July 2, 1995                        329,540         329,540      11,112,026        555,601           --             --

       Issuance of common stock                 --              --         2,003,667        100,183           --             --
       Preferred stock dividends:
            Cash                                --              --              --             --             --             --
            Common stock                        --              --           317,965         15,898           --             --
       Net income                               --              --              --             --             --             --
                                        ------------    ------------    ------------   ------------   ------------   ------------

Balance, June 30, 1996                       329,540         329,540      13,433,658        671,682           --             --

       Conversion of stockholder's debt         --              --              --             --             --             --
       Conversion of interest on
            on stockholder's debt               --              --              --             --             --             --
       Repurchase of common stock               --              --              --             --          100,000       (150,000)
       Preferred stock dividends:
            Cash                                --              --              --             --             --             --
            Common stock                        --              --           829,572         41,479           --             --
       Net loss                                 --              --              --             --             --             --
                                        ------------    ------------    ------------   ------------   ------------   ------------

Balance, June 29, 1997                       329,540    $    329,540      14,263,230   $    713,161        100,000   $   (150,000)
                                        ============    ============    ============   ============   ============   ============
                                             Additional     Accumulated        Total
                                              Paid-In         Earnings     Stockholders'
                                              Capital        (Deficit)         Equity
                                            ------------    ------------    ------------
Balance, July 3, 1994                       $ 16,503,549    $(12,412,265)   $  4,842,915

       Conversion of debentures                2,474,958            --         2,529,653
       Issuance of common stock                4,448,591            --         4,521,498
       Conversion of preferred stock                 750            --              --
       Preferred stock dividends:
            Cash                                  (4,295)           --            (4,295)
            Common stock                          (6,658)           --              --
       Issuance of  warrants                      25,750            --            25,750
       Net loss                                     --        (7,036,741)     (7,036,741)
                                            ------------    ------------    ------------

Balance, July 2, 1995                         23,442,645     (19,449,006)      4,878,780

       Issuance of common stock                3,214,388            --         3,314,571
       Preferred stock dividends:
            Cash                                    (750)           --              (750)
            Common stock                         (15,898)           --              --
       Net income                                   --            48,696          48,696
                                            ------------    ------------    ------------

Balance, June 30, 1996                        26,640,385     (19,400,310)      8,241,297

       Conversion of stockholder's debt        3,750,000            --         3,750,000
       Conversion of interest on
            on stockholder's debt                392,337            --           392,337
       Repurchase of common stock                   --              --          (150,000)
       Preferred stock dividends:
            Cash                                  (1,112)           --            (1,112)
            Common stock                         (41,479)           --               --
       Net loss                                     --       (10,912,775)    (10,912,775)
                                            ------------    ------------    ------------

Balance, June 29, 1997                      $ 30,740,131    ($30,313,085)   $  1,319,747
                                            ============    ============    ============





The accompanying notes are an integral part of the consolidated financial statements.

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                                      Year Ended      Year Ended       Year Ended
                                                                     June 29, 1997   June 30, 1996    July 2, 1995
                                                                      ------------    ------------    ------------
Operating activities:
      Net income (loss)                                               $(10,912,775)   $     48,696    $ (7,036,741)
      Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
          Depreciation and amortization                                  6,035,811       2,178,217       2,071,972
          Provision for restaurant closings                              1,175,434            --         2,856,105
          Loss on conversion of debt to equity                                --              --         1,329,775
          (Gain)/loss on disposal of assets                                726,399        (163,175)           --
      Changes in operating assets and liabilities,
        net of effects of acquisitions:
           Accounts receivable, trade                                     (142,662)       (292,209)        312,140
           Accounts receivable from affiliates                             (47,078)         37,542        (245,469)
           Inventories                                                     232,236        (192,446)        177,089
           Prepaid expenses and other current assets                        32,562         255,759         (66,995)
           Accounts payable and accrued liabilities                      2,027,007        (673,405)       (325,571)
           Other assets                                                  1,116,822          (6,031)       (331,377)
           Noncurrent liabilities                                          142,027         153,406         (81,914)
                                                                      ------------    ------------    ------------
                Net cash provided by (used in) operating activities        385,783       1,346,354      (1,340,986)
                                                                      ------------    ------------    ------------

Investing activities:
      Purchases of property and equipment                               (1,535,684)     (1,642,333)     (1,438,320)
      Proceeds from sale of assets                                       1,210,345         197,027            --
      Collection of note receivable                                           --            60,391         756,000
      Investments in receivables from affiliates                          (280,792)           --              --
      Collection of receivables from affiliates                               --              --            69,745
      Cost of acquisitions, net of cash acquired                              --          (231,745)           --
                                                                      ------------    ------------    ------------
                Net cash used in investing activities                     (606,131)     (1,616,660)       (612,575)
                                                                      ------------    ------------    ------------

Financing activities:
      Net proceeds from issuance of common stock                              --              --         2,166,295
      Repayment of affiliate borrowings                                       --          (150,000)       (519,507)
      Proceeds from other borrowings and warrants                        1,591,572       1,221,790       4,986,550
      Repayment of other borrowings                                     (1,419,736)     (2,439,297)     (3,105,463)
      Cash dividends                                                        (1,112)           (750)         (4,295)
      Purchase of treasury stock                                          (150,000)
                                                                      ------------    ------------    ------------
                Net cash provided by financing activities                   20,724      (1,368,257)      3,523,580
                                                                      ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                      (199,624)     (1,638,563)      1,570,019
Cash and cash equivalents, beginning of period                             463,166       2,101,729         531,710
                                                                      ------------    ------------    ------------
Cash and cash equivalents, end of period                              $    263,542    $    463,166    $  2,101,729
                                                                      ============    ============    ============




The accompanying notes are an integral part of the consolidated financial statements.

                WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION

    Watermarc Food Management Co. (the "Company"), owns and operates 41 restaurants, primarily in the Houston Metropolitan area, under the names "Marco's Mexican Restaurants" ("Marco's Restaurants"); "The Original Pasta Co." ("Pasta Co."); "Billy Blues Barbecue Bar & Grill" ("Billy Blues"); and "Longhorn Cafe". The Company also produces and markets two brands of barbecue sauce and a spice rub, "Billy Blues Barbecue Sauce", "Chris'
    & Pitt's Bar-B-Que Sauce" and "Chris' & Pitt's Spice Rub". They are marketed to supermarkets, other retail stores and food service outlets.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    BASIS OF PRESENTATION

    The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company has a working capital deficit of approximately $8.2 million at June 29, 1997 and experienced significant losses in fiscal 1997 which raise doubts about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt and ultimately attain profitable operations.

    Management's plans include the following:

    # Increasing revenues in existing restaurants by remodeling certain Marco's Restaurants and by improving marketing programs and customer service at Marco's and Pasta Co.
    # Increasing revenues from the sale of food products by reinforcing existing markets, expanding distribution to new market areas, introducing more aggressive marketing programs, adding methods of distribution and developing new products.
    #    Franchising new restaurants.
    #    Maintaining cost controls while increasing revenues.
    #    Obtaining additional equity capital or debt financing.

    FISCAL YEAR

    The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to 1997, 1996 and 1995 are all 52 week periods ended June 29, 1997, June 30, 1996 and July 2, 1995, respectively.

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

    INTANGIBLE ASSETS

    Intangible assets are associated with the purchase of Pasta Co., Pete's Hospitality Co., Inc. and Chris' and Pitt's Barbeque Sauce. These assets are being amortized using the straight-line method over the expected period to be benefited (fifteen years for The Pasta Co.). The Company's management periodically assesses the recorded balances of its intangible assets in light of historic and projected operating trends and profitability and general economic conditions. Management's assessment includes projecting cash flows from each intangible asset over the estimated remaining life. Should this undiscounted amount not equal the unamortized balance related to the asset, an impairment would be indicated and the asset would be written down to fair value.

    In the fourth quarter of fiscal 1997, management deemed the intangible assets associated with Chris' and Pitt's Barbeque Sauce to be impaired and charged off $3.45 million to reduce the assets to an estimated fair value of $250,000. Also, in the fourth quarter of fiscal 1997, the Company sold Pete's Hospitality Co., Inc. to a related party and wrote off its goodwill.

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

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES CONT'D:

    IMPACT OF NEW ACCOUNTING STANDARDS

    In May 1997, the FASB issued SFAS No. 128 "Earnings Per Share" which changes the manner in which earnings per share are calculated and presented. The pronouncement is effective for annual and interim periods ending after December 15, 1997.


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


2.  BUSINESS COMBINATIONS:

    THE ORIGINAL PASTA CO.

    Effective January 26, 1996, the Company acquired all of the outstanding common stock of The Pasta Co. from the Company's largest shareholder. The purchase price was $6,716,667, consisting of $3,750,000 of notes and the issuance of 1,666,667 shares of the Company's common stock valued at $2,966,667. The acquisition has been accounted for as a purchase and, accordingly, the assets and liabilities of Pasta Co. have been recorded at their fair value at the date of acquisition. The excess of the purchase price including related acquisition costs of approximately $280,000, over the fair values of the net identifiable assets acquired less liabilities assumed, is reported as goodwill and is being amortized over 15 years.

    The statement of operations includes the results of Pasta Co. from the date of acquisition. The following table summarizes the unaudited pro forma results of operations of the Company as if the acquisition had occurred at the beginning of each period presented:

                                                   1996              1995
                                                -----------      -----------
                  Revenues                      $46,086,307      $44,960,944
                  Net loss                        (679,509)      (8,201,187)
                  Net loss per common share           (.08)           (0.95)



    The allocation of the total purchase price, including related expenses, for Pasta Co. based on the estimated fair value of the net assets acquired, at the date of acquisition is as follows:

                Net of liabilities over tangible assets        $    (768,955)
                Intangible Assets                                    131,250
                Goodwill                                           7,634,255
                                                               -------------
                Total purchase price allocation                $   6,996,550
                                                               =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

     Additional information regarding certain balance sheet accounts at June 29, 1997 and June 30, 1996 is as follows:

                                                                       1997            1996
                                                                   ------------    ------------
Inventories:
       Food products                                               $    225,319    $    399,946
       Restaurant food, beverage and other                              257,983         315,592
                                                                   ------------    ------------

                                                                   $    483,302    $    715,538
                                                                   ============    ============

Property and Equipment:
       Land                                                        $       --      $     50,000
       Building and leasehold improvements                            6,982,563       7,770,515
       Furniture, fixtures and equipment                              8,781,908       9,828,449
       Transportation equipment                                          61,246         178,293
                                                                   ------------    ------------
                                                                     15,825,717      17,827,257
       Less accumulated depreciation and amortization                (9,775,086)     (8,498,731)
                                                                   ------------    ------------
                                                                   $  6,050,631    $  9,328,526
                                                                   ============    ============

Intangible Assets:
       License agreement                                           $  4,398,528    $  4,401,572
       Goodwill                                                       7,626,255       8,458,728
       Favorable lease                                                     --           209,000
                                                                   ------------    ------------
                                                                     12,024,783      13,069,300
       Less accumulated amortization                                 (4,811,326)       (869,253)
                                                                   ------------    ------------
                                                                   $  7,213,457    $ 12,200,047
                                                                   ============    ============

Other assets:
       Debt issue costs                                            $       --      $     77,178
       Organizational costs                                                --             2,024
       Other                                                            111,381         104,484
                                                                   ------------    ------------
                                                                   $    111,381    $    183,686
                                                                   ============    ============

Accrued liabilities:
       Payroll and related costs                                   $    911,861    $    487,820
       Taxes, other than payroll and income taxes                       831,332         409,093
       Rent                                                                --           457,673
       Interest                                                         104,162         139,182
       Other                                                            416,466         337,287
                                                                   ------------    ------------
                                                                   $  2,263,821    $  1,831,055
                                                                   ============    ============

4.  LONG-TERM DEBT:

    At June 29, 1997 and June 30, 1996, long-term debt consisted of the following:

                                                                                1997           1996
                                                                             -----------    -----------
         Note payable to bank, due in monthly installments with interest at prime plus 1%, maturing in May 1999, collateralized by certain
         property and equipment                                              $   383,333    $   583,333


         Mortgage note payable, due in monthly installments with interest
         at 10%, collateralized by certain land and building                        --          254,125

         Notes payable to banks and trade vendors, due in monthly
         installments with interest ranging from 0% to 12.0%, maturing at various dates through 1999, collateralized by certain property
         and equipment                                                           965,610        840,057

         Notes payable to banks, due in monthly installments with interest rates ranging from 8.5% to 9.5%, maturing at various dates
         through January 1998, collateralized by certain vehicles                 13,103         26,483

         Subordinated notes, interest at 12% payable quarterly, principal due in July 1997, collateralized by all of the outstanding stock
         of Marco's Mexican Restaurants, Inc. (See Subsequent Events.)         2,500,000      2,500,000

         Note payable to an unaffiliated foreign investor, interest at 10%
         payable quarterly, principal due in June 1999, collateralized by
         certain property and equipment                                        1,000,000      1,000,000

         Note payable to bank, due in monthly principal installments with
         interest payable monthly at 10%, maturing in August 2000,               415,176        519,878
         collateralized by certain property and equipment

         Note payable to bank, due in monthly principal installments with interest payable quarterly at 10% maturing March 2001,
         collateralized by certain property and equipment                        974,832      1,148,644

         9% convertible subordinated debentures due March 1999,
         collateralized by inventories and accounts receivable, licenses,
         trademarks and equipment                                                217,000        217,000

         Note payable to bank, due in monthly principal installments with interest payable monthly at the bank's prime rate, maturing in
         April 2004, collateralized by real property and guaranteed by
         stockholder                                                             295,099           --

         Note payable to bank, due in monthly principal installments with interest payable monthly at the bank's prime plus 1% maturing in
         February 2002, guaranteed by stockholder                                233,333           --

         Note payable to bank, due in monthly principal installments with interest payable monthly at the bank's prime plus 2% maturing in
         April 1998, guaranteed by stockholder                                   274,867           --

         Capital lease obligations                                                  --           10,997
                                                                             -----------    -----------

                                                                               7,272,353      7,100,517
         Less current portion                                                  (2,787,814)    (1,401,825)
                                                                             -----------    -----------

                                                                             $ 4,484,539    $ 5,698,692
                                                                             ===========    ===========

4.  LONG-TERM DEBT CONT'D:

    In March 1994, the Company issued $2,691,000 of 9% Convertible Subordinated Debentures which are due on March 16, 1999. Interest is payable semi-annually on March 15 and September 15. The debentures are convertible at any time prior to maturity at the option of the holder, unless previously redeemed, into shares of common stock at a conversion price of $5.00 of principal into one share of common stock. The debentures are redeemable at the option of the Company, in whole or in part, at any time, at prices ranging from 105% of the principal amount in 1994 to 100% of the principal amount in 1999. The debentures are also subject to mandatory conversion at the option of the Company if at any time the closing bid price of the Company's common stock exceeds $12 per share for twenty consecutive days. The debentures are collateralized by a second lien on the inventories, licensing, trademarks and other intangibles related to the Chris' and Pitt's product line and by a continuing security interest in various restaurant equipment.

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

    Annual maturities of long-term debt, as of June 29, 1997 are: $2,787,814 in 1998; $3,296,031 in 1999; $674,268 in 2000; $338,189 in 2001; $81,611 in
    2002; and $94,440 thereafter.

    The carrying amounts of notes payable approximate fair value.

5.  NOTES PAYABLE TO STOCKHOLDER:

    At June 29, 1997 and June 30, 1996, notes payable to stockholder consisted of the following (see "Note 11 - Related Party Transactions"):

                                                                                  1997          1996
                                                                              -----------   -----------
    Note associated with the acquisition of Pasta Co. with principal and
    interest at 10% due in July 1997, collateralized by assets related to     $      --     $   595,000
    Pasta Co.  In May 1997, the Company and the Stockholder agreed to offset their debts between them.  (See Related Party Transactions.)

    Note associated with the acquisition of Pasta Co. with interest at 10%
    due quarterly with principal due in quarterly payments beginning
    September 15, 2000 and ending September 15, 2002, collateralized by              --       2,750,000
    assets related to Pasta Co.  In May 1997, the Company and the
    Stockholder agreed to convert this note to common stock rights.(See
    Related Party Transactions.)

    Note associated with the acquisition of Pasta Co. with interest at 10%
    due quarterly with principal payments due on July 15 and December 31,
    1997 at $500,000 each, collateralized by assets related to Pasta Co. In
    May 1997, the Company and the Stockholder agreed to convert this note            --       1,000,000
    to common stock rights.  (See Related Party Transactions.)

    Note associated with the acquisition of Pasta Co. with principal and
    interest at 6% due July 1997, collateralized by assets related to Pasta          --         224,202
    Co. In May 1997, the Company and the Stockholder agreed to offset their debts between them.  (See Related Party Transactions.)

    Subordinated note, interest at 11% (12% in 1996) payable quarterly,
    principal due in June 2002.  (See Subsequent Events.)                         500,000       500,000
                                                                              -----------   -----------
                                                                              $   500,000   $ 5,069,202
                                                                              ===========   ===========

5.  PAYABLE TO STOCKHOLDER CONT'D:

    The Company and its subsidiaries' various loan agreements contain certain restrictive financial and other covenants. Additionally, some existing loan covenants contain provisions which limit the amount of funds available for transfer from certain subsidiaries to the parent corporation without the consent of the lender.

    At June 29, 1997, the Company had no significant credit facilities available.

6.  LEASE OBLIGATIONS:

         The Company leases restaurant facilities and certain equipment and leasehold improvements under operating lease agreements having terms expiring at various dates through 2012. The leases have renewal clauses of 5 to 10 years, at the option of the Company, and have provisions for contingent rentals based upon a percentage of revenues in excess of a minimum amount. Rental expense under operating lease agreements was approximately $2,507,000, $2,599,000 and $2,774,000 in 1995, 1996 and 1997
    respectively.

    Future minimum lease payments, excluding contingent rentals, at June 29, 1997, were as follows:

                       FISCAL YEAR                                        OPERATING
                       1998                                              $   3,584,000
                       1999                                                  3,146,000
                       2000                                                  3,367,000
                       2001                                                  2,573,000
                       2002                                                  2,435,000
                       Thereafter                                            8,061,000
                                                                          ------------
                       Total future minimum lease payments                $ 23,166,000
                                                                          ============


7.  CONTINGENCIES:

    Effective July 1, 1992, the Company voluntarily discontinued its workers' compensation coverage in the State of Texas. The Company anticipates that the ultimate expense of representing itself in the settlement of claims will be less than the cost of insurance. The Company intends to vigorously defend and pursue all unreasonable claims. Management does not believe that any existing claims will have a material adverse impact on the financial position, results of operations, or cash flows of the Company.
    At June 29, 1997, the Company has accrued for all anticipated settlements.




8.  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS:

    Supplemental disclosure of cash flow information is as follows:

                                                     1997       1996       1995
                                                   --------   --------   --------
                               Interest paid       $585,000   $624,855   $608,074
                               Income taxes paid       --         --         --

8.  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS CONT'D:

    Supplemental disclosure of noncash investing and financing activities:

                                                                              1997         1996         1995
                                                                           ----------   ----------   ----------
       Restaurant development rights received in satisfaction
            of note receivable                                             $     --     $     --     $  150,000
       Conversion of preferred stock to common stock                             --           --            800
       Conversion of subordinated debt to equity, net of issuance cost           --           --      2,171,912
       Issuance of warrants in lieu of payment of brokers fees                   --           --         25,752
       Issuance of common stock in lieu of payment of liabilities                --        347,904    1,418,761
       Issuance of common stock for preferred stock dividend                   41,479       15,898        6,658
       Issuance of debt in payment of liabilities                                --        548,680         --
       Conversion of stockholder's debt and interest to equity              4,142,337         --           --
       Note receivable from sale of Pete's Hospitality                        300,000         --           --
       Offset of stockholder debt and interest against receivables            819,202         --           --
       Assumption of debt by buyer upon sale of Pete's Hospitality             79,491         --           --


    During 1996, the Company acquired Pasta Co. Components of cash used for the acquisition, as reflected in the Consolidated Statement of Cash Flows for 1996 are summarized as follows:

       Fair value of current assets, net of cash acquired                               $    125,352
       Fair value of noncurrent assets                                                     2,891,627
       Goodwill and other intangible assets                                                7,634,255
       Liabilities assumed                                                                (2,733,620)
       Notes payable to stockholder                                                       (4,719,202)
       Stock issued at closing                                                            (2,966,667)
                                                                                         -----------
       Cash paid, net of cash acquired                                                   $   231,745
                                                                                         ===========


9.  INCOME TAXES:

    The significant components of the Company's deferred tax assets and liabilities, as of June 29, 1997 and June 30, 1996, were as follows:

                                                             1997          1996
                                                         -----------   -----------
    Deferred tax assets:
         Intangible assets                               $ 1,020,000   $       --
         Accrued liabilities                                 196,000       275,723
         Net operating loss                                8,262,000     6,117,025
         Property and equipment                              442,000        44,044
                                                         -----------   -----------
         Total deferred tax assets                         9,920,000     6,436,792
                                                         -----------   -----------

    Deferred tax liabilities:
         Deductible intangible assets                           --         421,350
                                                         -----------   -----------
         Total deferred tax liabilities                         --         421,350
                                                         -----------   -----------

    Net deferred tax assets before valuation allowance     9,920,000     6,015,442
    Valuation allowance                                   (9,920,000)   (6,015,442)
                                                         -----------   -----------

    Net deferred tax asset                               $      --     $      --
                                                         ===========   ===========

9.  INCOME TAXES CONT'D:

    The reconciliation of the provision for income taxes to the income tax expense resulting from the application of the federal statutory tax rates to pretax income is as follows:

                                                       1997          1996           1995
                                                   -----------   -----------    -----------
      Tax provision (benefit) at statutory rate   ($ 3,710,344)  $    16,557    $(2,392,492)
      Amortization of goodwill                          37,590        69,382           --
      Loss on conversion of debt to equity                --            --          452,124
      Merger transaction expenses                         --            --             --
      Change in valuation allowance                  3,904,558      (103,797)     1,695,325
      Other                                            231,804        17,858        245,043
                                                   -----------   -----------    -----------

      Total provision (benefit) for income taxes   $      --     $      --      $      --
                                                   ===========   ===========    ===========


    As of June 29, 1997, the Company had consolidated net operating loss carryforwards (NOL's) of approximately $24.3 million which expire in varying amounts through the fiscal years 2006 through 2011. Due to the merger with Marco's Restaurants in 1994, the consolidated pre-acquisition NOL's of approximately $11 million are not available to offset any future taxable income that may be generated by Marco's Restaurants. In addition, the utilization of pre-acquisition NOL's is further limited due to a greater than 50% change in ownership.


10.  STOCKHOLDERS' EQUITY:

    ISSUANCES OF COMMON STOCK

    FISCAL YEAR 1997:

    In December 1996, the Company issued 236,607 shares of common stock as payment of a dividend to preferred shareholders.

    In June 1997, the Company declared 592,965 shares of common stock as payment of a dividend to preferred shareholders.


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

10.  STOCKHOLDERS' EQUITY CONT'D:


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

    At the close of the Company's public offering of its Preferred Stock, the Company issued, to the underwriter, warrants to purchase 45,000 shares of preferred stock at an exercise price of $12 per share extended until January 1998. None of these warrants have been exercised.

    COMMON STOCK WARRANTS AND STOCK OPTION PLANS

    The Company has the following common stock warrants and option plans:

       o SERIES A WARRANTS - The Company has 875,500 Series A Warrants outstanding at June 29, 1997. Each warrant entitles the holder to purchase one share of common stock at a price of $6.50 per share, subject to certain adjustments, until the warrants expire. The expiration date has been extended to May 15, 1998. The Company has the right to redeem the warrants at $.01 per warrant, upon written notice, if the daily common stock closing price exceeds $7.80 per share during any twenty consecutive business days.

       o OTHER WARRANTS - In connection with the issuance of $3 million in subordinated notes, the Company issued 1,333,320 warrants, each of which evidence the right to purchase a share of the Company's common stock at a purchase price of $2.25 per share until December 31, 1999. In connection with an agreement to extend the repayment date of the notes, the purchase price was reduced to $ .25 per share.

                 Also, in connection with the subordinated notes, the Company issued warrants to purchase 150,000 shares of common stock to the placement agent at an exercise price of $2.50 per share, which expire on December 31, 1999. In connection with an agreement to extend the repayment date of the notes, said purchase price was reduced to $ .25 per share.

                 In connection with the subordinated note conversion of Mr. Bombaywala from the 12% Subordinated Note to the 11% Subordinated Note in June 1997, 50,000 warrants to purchase common stock at $1.50 per share were issued to Mr. Bombaywala.

                 In connection with a borrowing of $1 million from an unaffiliated foreign corporation, the Company issued warrants to purchase 75,000 shares of common stock to said corporation at a purchase price of $3 per share until May 31, 1997. The Company extended the expiration date to January 1998. In January 1996, the Company issued additional warrants to this corporation to purchase (1) 50,000 shares of common stock at $3.00 per share exercisable until January 1, 1999 and (2) 50,000 shares of common stock at $4.00 per share exercisable until January 1, 2001.

                 In connection with the issuance of common stock in a private offering, the Company issued warrants to purchase 71,250 shares of common stock to the placement agent at a purchase price of $3 per share until May 31, 1997. The Company extended the expiration date to January 1998.

                 In June 1997, the Company issued warrants to the former President of the Company to purchase 180,000 shares of common stock exercisable at $.50 until June 30, 1999.

       o STOCK OPTION PLAN - The Company has a Stock Compensation Plan under which either incentive stock options or non-qualified stock options may be issued to officers, key employees and non-employee directors of the Company. All options granted under the plan have been at fair market value or greater on the date of grant and expire five years from the date of grant.

                 The Company has reserved a total of 1,000,000 shares of common stock for the plans and an additional 589,500 options were available for grant at June 29, 1997.

                 The Company has elected to follow Accounting Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use by the Company in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options either exceeds or equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

                 The existing stock option valuation models were developed for use in estimating the fair value of traded options which have no vestings restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                 Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value based accounting method of that Statement. In the opinion of the management, the pro forma net income and earnings per share under the fair value based accounting method were not materially different than those accounted for using the intrinsic value based accounting method prescribed by APB 25.

    A summary of stock option activities during 1997, 1996 and 1995 is as follows:

                                                                 NUMBER OF        OPTION PRICE
                                                                   SHARES          PER SHARE
   Options outstanding at July 3, 1994                            457,000        4.63 to   5.09
        Granted                                                   747,000        2.00 to   2.88
        Canceled                                                 (687,000)       4.63 to   5.09
                                                                 ---------       -------   ----
   Options outstanding at July 2, 1995                            517,000        2.00 to   4.63
        Granted                                                   134,500        1.00
        Canceled                                                  (40,000)       2.00 to   4.63
                                                                 ---------       -------   ----
   Options outstanding at June 30, 1996                           611,500        1.00 to   2.88
        Granted                                                   180,000         .25 to    .50
        Canceled                                                 (381,000)       1.00 to   4.63
                                                                 ---------       -------   ----
   Options outstanding at June 29, 1997                           410,500         .25 to   1.00
                                                                 =========       -------   ----
   Exercisable at June 29, 1997                                   188,700         .25 to   1.00
                                                                 =========       -------   ====


11. RELATED PARTY TRANSACTIONS

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

    In consideration for the Shares, Mr. Bombaywala received 1,666,667 shares of the Company's Common Stock (the "Merger Shares") and two promissory notes in the aggregate principal amount of $3,750,000 (the "Notes"). The Merger Shares were valued at $1.78 per share which was the market value of the Common Stock on the date of the Merger. The total consideration paid to Mr. Bombaywala was $2,966,667; however, as provided below, a portion of the Merger Shares was subject to future release and earn out. In addition, the Company assumed approximately $3.6 million of liabilities and indebtedness of Pasta Co. outstanding as of January 26, 1996, including amounts due to Mr. Bombaywala as noted below.

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

    The Merger Shares are restricted securities but have demand and incidental registration rights. A total of 350,000 Merger Shares were subject to a Development Escrow Agreement which provided for the earnout and release of such shares based upon (i) the opening of five additional Pasta Co. restaurants on or before December 31, 1996 at an average cost not to exceed $400,000 per restaurant, or (ii) the share price for the Company's Common Stock exceeding $5.00 per share for any ten consecutive business days on or before June 30, 1996 or $7.00 per share on or before June 30, 1997. The Company completed the opening of the five additional Pasta Co. Restaurants before December 31, 1996 and, therefore, the Merger Shares have been released to Mr. Bombaywala.

    On the Effective Date, a promissory note of Pasta Co. to Mr. Bombaywala in the principal amount of $1,260,000 was paid by the Company. Payment was made as follows: $150,000 in cash, transfer of ownership of land and building valued at $515,000 and a note to Mr. Bombaywala in the amount of $595,000. Management is of the opinion that the value represented its fair value at the time of transfer. Mr. Bombaywala received an additional note from the Company in the amount of $224,202 for other obligations of Pasta Co. arising prior to the Effective Date. These notes payable, totaling $819,202, were offset against notes receivable from Mr. Bombaywala. (See below.)

11. RELATED PARTY TRANSACTIONS CONT'D:


    At June 30, 1996, the Company had a noncurrent, 6% note receivable from Ghulam Bombaywala ("Mr. Bombaywala"), the majority shareholder, officer and a director of the Company in the amount of $2,175,310, payable in three annual principal installments of $200,000 each beginning July 31, 1996, and a final payment of the remaining principal and interest on July 31, 1999. The note is collateralized by certain assets of the shareholder. Accrued interest of $170,844 as of July 2, 1995 was due July 31, 1995. In September of 1995, the Board of Directors voted to modify the terms of the note by deferring payment of the interest due until December 31, 1995. In May 1996, the Company and Mr. Bombaywala agreed to offset interest due from Mr. Bombaywala under the note against interest due to Mr. Bombaywala under notes associated with the purchase of Pasta Co. At June 30, 1996, $206,388 of interest payable to Mr. Bombaywala was offset against interest receivable from Mr. Bombaywala. The remaining balance of interest receivable at June 30, 1996 was $94,974. Such amount, along with amounts accruing in the future will be offset against interest payable to Mr. Bombaywala. During 1997, the Company earned interest of $123,877 on the note receivable from Mr. Bombaywala and was charged interest of $123,757 on various notes payable to him. The interest receivable and payable, together with interest receivable at June 30, 1996 of $94,974 were offset with a remaining receivable from Mr. Bombaywala of $95,093 outstanding at June 29, 1997. Additionally, the Company incurred $392,337 in interest expense on two notes aggregating $3,750,000. In connection with the Conversion and Offset Agreement, Mr. Bombaywala forgave such interest which has been recorded as a contribution to capital.

    On May 15, 1997 Mr. Bombaywala and the Company entered into a Conversion and Offset Agreement whereby the parties to the notes agreed to convert the $3,750,000 of debt evidenced by the Notes to 7,500,000 Common Stock Rights (the "Rights"). Each of the Rights shall automatically convert to one share of the Company's Common Stock at a later date without further action or consideration by Mr. Bombaywala, assuming the Company has a sufficient number of shares authorized and freely issuable. In exchange for the Rights, Mr. Bombaywala forgave the Notes. A value of $.50 per share was determined by the Board of Directors in connection with the conversion.
    The Company intends to proceed with an amendment to its Articles of Incorporation to increase its authorized Common Stock to a sufficient level to enable it to issue all of the shares. However, there can be no assurance that such amendment will be adopted. The Company also agreed with Mr. Bombaywala to offset $819,202 in additional notes payable to, against notes receivable from, Mr. Bombaywala.

    During 1997, the Company sold the stock of Pete's Hospitality Co., Inc. to its former president for a 10% note receivable of $300,000 payable over approximately five years. The Company recorded a loss on disposal of approximately $750,000 during 1997.

    In April 1997, the Company agreed to sell equipment associated with three new restaurants to Mr. Bombaywala and lease the assets back. The three restaurants were opened in the second and fourth quarters of fiscal 1997. The Company believes that the selling price of $750,000 and the lease rate are comparable to those which could be attained from an unrelated third party. There was no gain or loss to the Company on this transaction.

    During fiscal 1997, 100,000 shares of common stock were returned to the Company from a Director of the Company in exchange for cash of $1.50 per share and the agreement of the Company to pay the balance owed to the Director's law firm in monthly installments in the ordinary course of business.

    In December 1994, Mr. Bombaywala purchased $500,000 principal amount of the Company's subordinated notes and received 222,222 warrants to purchase a like number of shares of common stock. Mr. Bombaywala is also obligated to purchase the remaining $2.5 million of the Subordinated Notes if they have not been paid in full at maturity. In June 1997, Mr. Bombaywala converted this 12% subordinated debt to 11% subordinated debt, due June 2002.

    Mr. Bombaywala has also guaranteed other obligations of the Company, including notes payable and leases associated with Marco's and Pasta Co. restaurants.

    In August 1996, the Company sold for $350,000 previously mortgaged real property located at the Victoria, Texas Marco's Restaurant location to the Bombaywala Family Trust ("The Trust"). The Trust is administered by
    M.U. Bombaywala, Trustee, for the purpose of his grandchildrens' education. The real property and certain assets are now being leased by the Company from the Trust. The Trust also owns the real property on which one of the Company's Pasta Co. Restaurants is located, having purchased it from an unaffiliated third party. The Trust leases this property to the Company. The Company believes that both leases are at rates comparable to those which could be attained from unrelated third parties.

    In May of 1995, the Company began factoring accounts receivable through Catalyst Financial Co., ("Catalyst") paying factoring fees of approximately $19,000 in fiscal 1995 and $75,000 in fiscal 1996. The Company believes that the fees paid were comparable to those that would be charged by a competing factoring company. Mr. Bombaywala is a principal of Catalyst.

11. RELATED PARTY TRANSACTIONS CONT'D:

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

    Under the terms of the Advisory Agreement, the Company also agreed to pay SMM a monthly fee of $10,000 in consideration for assistance in the Company's acquisition efforts and capital raising endeavors. Furthermore, pursuant to the Advisory Agreement, the Company also issued to SMM warrants to purchase 150,000 shares of Common Stock at an exercise price of $2.50 per share (the "SMM Advisory Warrants"), which expire on December 31, 1999. SMM subsequently transferred 45,000 of the SMM Advisory Warrants to Mr. Chadwick, Senior Vice President and a Managing Director of SMM and a director of the Company. In July 1997, in connection with an extension on the payment terms of the Subordinated Notes, the exercise price of the warrants was reduced to $.25 per share and the Advisory Agreement was extended until December 31, 1997.

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

12. SUBSEQUENT EVENTS:

    In the fourth quarter of fiscal 1997 (June 1997) the Company offered a private placement of $4 Million of 11% Convertible Subordinated Notes due June 30, 2002 (the "Convertible Subordinated Notes") pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Act") and the rules and regulations promulgated thereunder, including, without limitation, Section 4(2) and Regulation D. The Convertible Subordinated Notes are being offered directly by the Company to qualified accredited investors. The Company has not retained a broker or underwriter to assist with the offering although it may elect to do so in the future on terms to be negotiated. Holders of the Convertible Subordinated Notes received warrants (the "Convertible Subordinated Note Warrants") to purchase shares of Common Stock at a purchase price of $1.50 per share until June 30, 2002. Interest on the Convertible Subordinated Notes is payable quarterly beginning September 30, 1997. The Convertible Subordinated Notes are currently unsecured and may be subordinated to certain defined senior indebtedness. As of September 30, 1997, $700,000 principal amount of the Convertible Subordinated Notes has been subscribed. The proceeds of the offering were used to repay a portion of the $3 million principal amount of 12% Subordinated Notes originally due July 31, 1997. The balance of the Subordinated Notes was extended to July 10, 1998. Ghulam M. Bombaywala, Chairman of the Board, Chief Executive Officer and a director of the Company, converted the $500,000 principal amount of 12% Subordinated Notes owed to him into the 11% Convertible Subordinated Notes, pursuant to a Subordinated Note Conversion Agreement dated June 1, 1997 (the "Conversion Agreement"). Pursuant to the Conversion Agreement, Mr. Bombaywala canceled the $500,000 principal amount of 12% Subordinated Notes owed him by the Company and received an 11% Convertible Subordinated Note of equal principal amount with the same terms and conditions as the Convertible Subordinated Notes being offered by the Company to prospective investors. Additionally, in September 1997, the Company guaranteed a promissory note with United Central Bank for $850,000 due September 2002. The proceeds of the note were used to repay a portion of the $3 million principal amount of 12% Subordinated Notes originally due July 31, 1997.

    The Company acquired 240,000 shares (the "CluckCorp Shares") of the out-standing common stock, $0.1 par value of CluckCorp International, Inc., a Texas corporation ("CluckCorp") on June 30, 1994 upon the conversion of and as partial payment for, a promissory note of CluckCorp owed to the Company in the principal amount of $800,000 (the "CluckCorp Note") issued in June 1993 and in exchange for certain other advances owed to the Company. The CluckCorp Note has a maturity date of June 30, 1998, and was payable, at the option of CluckCorp, in whole or in part, in cash or with Common Stock of CluckCorp. During 1994 CluckCorp repaid a portion of the CluckCorp Note in cash and the remaining portion of the CluckCorp Note and certain advances were paid with the CluckCorp Shares. The Company subsequently sold the CluckCorp Shares to JEB Investment Corporation, a Texas corporation ("JEB") in exchange for a $1,800,000 recourse promissory note executed by JEB as maker (the "JEB Note") bearing interest at 9% per annum, payable annually, with a final maturity date of June 30, 1996. The JEB Note was secured by the CluckCorp Shares pursuant to a Pledge Agreement. JEB defaulted on the payments required under the JEB Note. In May 1997, JEB and the Company executed an agreement whereby JEB relinquished all right, title and interest in the CluckCorp Shares to the Company pursuant to the Company's foreclosure rights in consideration for the Company relinquishing all of its rights under the JEB Note. The Company is currently selling the CluckCorp Shares in public and private transactions.

13.  IMPAIRMENT OF ASSETS:

     Property and Equipment. In the fourth quarter of fiscal 1997, the Company made a decision to sell the remaining Billy Blues Restaurant. Accordingly, the assets were deemed to be impaired and written down to their estimated fair value. An impairment expense of $1.1 million was recognized during 1997. Additionally, the Company sold one Marco's Restaurant in the fourth quarter for a loss of approximately $75,000. In 1997, an impairment expense was recorded to reflect the loss on sale.

     Intangible Assets. In the fourth quarter of fiscal 1997, the Company deemed the intangible assets associated with Chris' & Pitt's Barbeque Sauce to be impaired. Management estimated the fair value and, accordingly, an impairment expense of approximately $3.45 million was recorded during 1997 and is included in depreciation and amortization expense.


14.  EMPLOYEE BENEFIT PLANS:

     An incentive savings plan has been established which is a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. Contributions to the incentive savings plan are determined by the board of directors. Employees may also make contributions to the incentive savings plan based upon a percentage of qualified compensation in accordance with the Internal Revenue Service rules and regulations. No contributions were made to this plan by the Company during 1997, 1996 or 1995.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION OF EXHIBIT
------                   ----------------------
2.1       Stock Purchase Agreement dated June 29, 1997 between Watermarc Food
          Management Co. (the "Company") and Angelo Pitillo

4.1       Amendment No. 3 to Warrant Agreement covering Series A Warrants

4.2       Notice of Extension of Warrant Expiration Date to May 15, 1998

4.3       Second Amendment to Purchase Agreement dated effective as of July 31,
          1997, among the Company and the Purchasers relating to $3,000,000 12%
          Subordinated Notes due July 31, 1997

4.4 Second Amendment to Financial Advisory Agreement dated July 31, 1997 between the Company and Sanders Morris Mundy, Inc.

4.5       Conversion and Offset Agreement dated May 15, 1997 between The
          Original Pasta Co., Marco's Mexican Restaurants, Inc., the Company and Ghulam M. Bombaywala

4.6       Subordinated Note Conversion Agreement dated June 1, 1997 between the
          Company and Ghulam M. Bombaywala

4.7 Specimen of Purchase Agreement for 11% Convertible Subordinated Notes due June 30, 2002

4.8       Form of 11% Convertible Subordinated Promissory Note due June 30, 2002

4.9       Form of Warrant to Purchase Common Stock of the Company expiring on
          June 30, 2002 issued to purchasers of 11% Subordinated Notes

10.1      License Agreement dated June 29, 1997 between Marco's Mexican
          Restaurants, Inc. and Mohammed S. and Rubina S. Akhtar licensing the use of the name Marco's in the operation of a restaurant

10.2      $300,000 promissory note from the Company to MetroBank dated April 11,
          1997

10.3 $300,000 promissory note from the Company to United Central Bank dated April 7, 1997

10.4      $250,000 promissory note from the Company to Langham Creek National
          Bank dated February 14, 1997

11.1      Statement regarding computation of per share earnings

21.1      Subsidiaries of the Registrant

27.0      Financial Data Schedule

99.1      Form 8-K dated August 20, 1997

99.2      Form 8-K Amendment No. 1 dated August 20, 1997