Form 10-Q
period 1997-09-28
WATERMARC FOOD MANAGEMENT CO
filed 1997-11-17
CIK 884131

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

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


                                 (713) 783-0500
                         -------------------------------
                         (Registrant's telephone number)


                                     N/A
                      ----------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)




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

As of September 28, 1997, the registrant had 14,263,230 shares of its common stock and 329,540 shares of its preferred stock outstanding, respectively.

                          WATERMARC FOOD MANAGEMENT CO.

                                      INDEX




PART I.         FINANCIAL INFORMATION                                   PAGE NO.
                                                                        --------
     ITEM 1.          FINANCIAL STATEMENTS

                       Balance Sheets -
                       September 28, 1997 and June 29, 1997                  2

                       Statements of Operations - Thirteen Weeks Ended
                       September 28, 1997 and September 29, 1996             3

                       Statements of Cash Flows - Thirteen Weeks Ended
                       September 28, 1997 and September 29, 1996             4

                       Notes to Consolidated Financial Statements            5

     ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS                  8
                       OF FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS


PART II.        OTHER INFORMATION                                           11

     ITEM 2.           Changes in Securities and
                       Use of Proceeds

     ITEM 6.           Exhibits and Reports on Form 8-K

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                     SEPTEMBER 28, 1997     JUNE 29, 1997
                                                                     ------------------     -------------
               ASSETS

Current assets:
     Cash and cash equivalents                                        $        77,453      $       263,542
     Accounts receivable, trade                                               227,132              540,406
     Accounts receivable from affiliates                                      338,702              299,518
     Inventories                                                              438,034              483,302
     Prepaid expenses and other current assets                                770,768               73,217
                                                                      ---------------      ---------------

          Total current assets                                              1,852,089            1,659,985

Property and equipment, net                                                 5,592,657            6,050,631
Notes and other receivables from affiliate                                  1,398,583            1,679,374
Intangible assets, net                                                      7,031,831            7,213,457
Other assets                                                                  718,415              111,381
                                                                      ---------------      ---------------

                                                                      $    16,593,575      $    16,714,828
                                                                      ===============      ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                        $     4,469,243      $     4,780,931
       Accrued liabilities                                                  1,936,473            2,263,821
       Current portion of long-term debt                                    1,589,208            2,787,814
                                                                      ---------------      ---------------
          Total current liabilities                                         7,994,924            9,832,566

Long-term debt, less current portion                                        6,267,903            4,484,539
Notes payable to stockholder                                                  950,994              500,000
Deferred rent                                                                 576,391              577,976

Commitments and contingencies

Stockholders' equity:
       Preferred stock                                                        329,540              329,540
       Common stock                                                           713,161              713,161
       Additional paid-in capital                                          30,740,084           30,740,131
       Accumulated deficit                                                (30,829,422)         (30,313,085)
                                                                      ---------------      ---------------
                                                                              953,363            1,469,747
          Less treasury stock, cost method                                   (150,000)            (150,000)
                                                                      ---------------      ---------------
          Total stockholders' equity                                          803,363            1,319,747
                                                                      ---------------      ---------------

                                                                      $    16,593,575      $    16,714,828
                                                                      ===============      ===============

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                 13 WEEKS ENDED
                                                                     SEPTEMBER 28, 1997   SEPTEMBER 29, 1996
                                                                      -----------------   ------------------
Revenues                                                              $    10,868,076      $    11,483,050
                                                                      ---------------      ---------------

Costs and expenses:
     Costs of revenues                                                      3,448,816            3,455,687
     Other restaurant operations                                            6,903,597            6,114,629
     Selling, marketing and distribution                                      209,250              440,764
     General and administrative                                               724,583              706,624
     Depreciation and amortization                                            561,788              644,914
                                                                      ---------------      ---------------

          Total costs and expenses                                         11,848,034           11,362,618
                                                                      ---------------      ---------------

Income (loss) from operations                                                (979,958)             120,432

Non-operating income (expense):
     Interest income                                                           30,075               29,855
     Interest expense                                                        (185,299)            (323,767)
     Other, net                                                               618,845              192,178
                                                                      ---------------      ---------------

          Total non-operating income (expense)                                463,621             (101,734)
                                                                      ---------------      ---------------

Income (loss) before income taxes                                            (516,337)              18,698

Income taxes                                                                       --                   --
                                                                      ---------------      ---------------

Net income (loss)                                                     $      (516,337)     $        18,698

Preferred stock dividends                                                          47               74,149
                                                                      ---------------      ---------------

Net income (loss) less preferred stock dividends                      $      (516,384)     $       (55,451)
                                                                      ===============      ===============



Net income (loss) per common share                                    $         (0.04)     $          0.00
                                                                      ===============      ===============


Weighted average common and common equivalent
     shares outstanding                                                    14,263,230           13,433,658
                                                                      ===============      ===============


See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                13 WEEKS ENDED
                                                                     SEPTEMBER 28, 1997   SEPTEMBER 29, 1996
                                                                      -----------------   ------------------
Operating activities:
     Net income (loss) for the period                                 $      (516,337)     $        18,698
     Adjustments to reconcile net income (loss) to
          net cash provided by (used in) operating activities:
          Depreciation and amortization                                       561,788              644,914
     Changes in assets and liabilities:
          Accounts receivable, trade                                          313,274             (130,017)
          Accounts receivable from affiliates                                 241,607             (217,553)
          Inventories                                                          45,268              105,719
          Prepaid expenses and other current assets                          (697,551)            (179,452)
          Accounts payable and accrued liabilities                           (639,036)            (339,118)
          Other assets                                                       (336,371)              20,038
                                                                      ---------------      ---------------

     Net cash provided by (used in) operating activities                   (1,027,358)             (76,771)

Investing activities:
     Purchase of property and equipment                                      (266,307)            (203,424)
     Proceeds from sale of assets                                             470,663              350,000
     Collection of Bad Debt                                                   453,864                   --
     Investment in note receivable                                           (270,663)                  --
     Repayment of notes receivable                                              5,653                   --
                                                                      ---------------      ---------------

     Net cash provided by (used in) investing activities                      393,210              146,576
                                                                      ---------------      ---------------

Financing activities:
     Net proceeds from borrowings                                           2,255,047                   --
     Cash dividends                                                               (46)                (695)
     Payments on borrowings                                                (1,806,942)            (471,631)
                                                                      ---------------      ---------------

     Net cash provided by (used in) financing activities                      448,059             (472,326)
                                                                      ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                         (186,089)            (402,521)

Cash and cash equivalents, beginning of period                                263,542              463,166
                                                                      ---------------      ---------------

Cash and cash equivalents, end of period                              $        77,453      $        60,645
                                                                      ===============      ===============


See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION

     Watermarc Food Management Co. (the "Company"), owns and operates 41 restaurants, primarily in the Houston Metropolitan area, under the names "Marco's Mexican Restaurants" ("Marco's Restaurants"); "The Original Pasta Co." ("Pasta Co."); and Billy Blues Barbecue Bar & Grill ("Billy Blues"). The Company also produces and markets two brands of barbecue sauce and a spice rub, "Billy Blues Barbecue Sauce", "Chris' & Pitt's Bar-B-Que Sauce" and "Chris' & Pitt's Spice Rub". They are marketed to supermarkets, other retail stores and food service outlets.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     BASIS OF PRESENTATION

     The accompanying unaudited financial information for the quarters ended September 28, 1997 and September 29, 1996 includes the results of operations of the Company. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

     The June 29, 1997 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

     The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company has a working capital deficit of approximately $6,142,835 at September 28, 1997 and a net loss of $516,337 for the thirteen weeks ended September 28, 1997 and experienced significant losses in fiscal 1997 which raise doubts about the Company's ability to continue as a going concern. The Company's continuation as a going concern in both the short-term and the long-term is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt and ultimately attain profitable operations.

     For a further discussion of the Company's liquidity and capital resources, see pages 9 and 10 hereof.

     Management's plans include the following:

     - Increasing revenues in existing restaurants by remodeling certain Marco's Restaurants and by improving marketing programs and customer service at Marco's and Pasta Co.

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



3.   RELATED PARTY TRANSACTIONS:

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

     The Company has not retained a broker or underwriter to assist with the offering although it may elect to do so in the future on terms to be negotiated. Holders of the Convertible Subordinated Notes received warrants (the "Convertible Subordinated Note Warrants") to purchase shares of Common Stock at a purchase price of $1.50 per share until June 30, 2002. Interest on the Convertible Subordinated Notes is payable quarterly beginning September 30, 1997. The Convertible Subordinated Notes are currently unsecured and may be subordinated to certain defined senior indebtedness. As of September 30, 1997, $700,000 principal amount of the Convertible Subordinated Notes had been subscribed. The proceeds of the offering were used to repay a portion of the $3 million principal amount of 12% Subordinated Notes originally due July 31, 1997. The balance of the Subordinated Notes was extended to July 10, 1998. Ghulam M. Bombaywala, Chairman of the Board, Chief Executive Officer and a director of the Company, converted the $500,000 principal amount of 12% Subordinated Notes owed to him into the 11% Convertible Subordinated Notes, pursuant to a Subordinated Note Conversion Agreement dated June 1, 1997 (the "Conversion Agreement"). Pursuant to the Conversion Agreement, Mr. Bombaywala canceled the $500,000 principal amount of 12% Subordinated Notes owed him by the Company and received an 11% Convertible Subordinated Note of equal principal amount with the same terms and conditions as the Convertible Subordinated Notes being offered by the Company to prospective investors. Additionally, in September 1997, the Company guaranteed a promissory note with United Central Bank for $850,000 due September 2002. The proceeds of the note were used to repay a portion of the $3 million principal amount of 12% Subordinated Notes originally due July 31, 1997.

     The Company acquired 240,000 shares (the "CluckCorp Shares") of the outstanding common stock, $0.1 par value of CluckCorp International, Inc., a Texas corporation ("CluckCorp") on June 30, 1994 upon the conversion of, and as partial payment for, a promissory note of CluckCorp owed to the Company in the principal amount of $800,000 (the "CluckCorp Note") issued in June 1993 and in exchange for certain other advances owed to the Company.

The CluckCorp Note has a maturity date of June 30, 1998, and was payable, at the option of CluckCorp, in whole or in part, in cash or with Common Stock of CluckCorp. During 1994 CluckCorp repaid a portion of the CluckCorp Note in cash and the remaining portion of the CluckCorp Note and certain advances were paid with the CluckCorp Shares. The Company subsequently sold the CluckCorp Shares to JEB Investment Corporation, a Texas corporation ("JEB") in exchange for a $1,800,000 promissory note executed by JEB as maker (the "JEB Note") bearing interest at 9% per annum, payable annually, with a final maturity date of June 30, 1996. The JEB Note was secured by the CluckCorp Shares pursuant to a Pledge Agreement. JEB defaulted on the payments required under the JEB Note. In May 1997, JEB and the Company executed an agreement whereby JEB relinquished all right, title and interest in the CluckCorp Shares to the Company pursuant to the Company's foreclosure rights in consideration for the Company relinquishing all of its rights under the JEB Note. The Company sold the CluckCorp Shares in the first and second quarters of fiscal 1998. The Company realized income during the first quarter in the amount of $453,864.




             THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INTRODUCTION

     The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to the first quarter of fiscal years 1998 and 1997 are to the thirteen week periods ended September 28, 1997 and September 29, 1996, respectively.



RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996 COMPARED TO THE
     THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997.

     REVENUES. Revenues decreased $614,974 or 5.4% to $10,868,076 for the first quarter of fiscal 1998 as compared to $11,483,050 for the first quarter of fiscal 1997. The decrease is due primarily to the sale of Pete's Hospitality Co., Inc. and one Marco's Mexican Restaurant during fiscal 1997.

     To counteract the decline in comparable revenues, management is currently taking action in an attempt to increase sales, including a new training program and an intense concentration on increasing customer satisfaction. However, there can be no assurance that such actions will result in the desired sales increases. Management is also implementing cost reduction strategies in order to decrease the impact of the sales decline on the Company's bottom line.

     COSTS AND EXPENSES. Total cost of revenues increased to 31.7% of revenues in 1998 as compared to 30.1% of revenues in 1997. The increase is due to increases in prices of certain high volume products used in menu item preparation.

     Restaurant operations include all other unit-level operating expenses, comprised principally of labor, supplies, rent, utilities, repairs and maintenance, and other direct expenses. As a percentage of restaurant revenues, these costs increased from 53.2% of revenues in fiscal 1997 to 63.5% of revenues in fiscal 1998 primarily due to the decline in comparable sales and increases in minimum wage requirements.

     Selling, marketing and distribution expenses decreased by $231,514 primarily due to a reduction of marketing activities during the quarter.

     General and administrative expenses increased by $17,959.

     Depreciation and amortization decreased by $83,126 primarily due to the sale of Pete's Hospitality Co., Inc. and one Marco's Mexican Restaurant location.

     NON-OPERATING INCOME (EXPENSE). Interest expense decreased by $138,468 due to the partial payment of the 12% Subordinated Notes.

     NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company showed net loss of $516,337 for the first quarter of fiscal 1998 compared to net income of $18,698 for the first quarter of fiscal 1997. The fiscal 1998 loss is generally due to increase in restaurant operating cost. If such trends continue, the Company will incur substantial losses in the future which would have a material impact upon its cash flow.



LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES. The Company continues to experience losses from operations and, as of September 28, 1997, has an accumulated deficit of $30,829,422.

     During the thirteen weeks ended September 28, 1997, net cash flow used in operating activities equaled $1,027,358 which resulted from reductions in accrued liabilities and increases in current assets, partially offset by depreciation and amortization added back to net income. Investing activities generated $393,210 in cash due to the sale of fixed assets and collection of bad debt, partially offset by purchases of property and equipment. Financing activities contributed $448,059 in cash created by borrowing from banks and a stockholder.

     For the thirteen weeks ended September 29, 1996 net cash flow used in operating activities equaled $76,771 which resulted from reductions in accrued liabilities and increases in current assets, partially offset by depreciation and amortization added back to net income. Investing activities generated $146,576 in cash due to the sale of fixed assets partially offset by purchases of property and equipment. Financing activities utilized $472,326 in cash due to payments on borrowings.

     As of September 28, 1997, the Company had negative working capital of $6,142,835, as compared to negative working capital of $8,172,581 at June 29, 1997. The decrease is due primarily to payment of $1,250,000 on the 12% Subordinated Notes.


     CAPITAL REQUIREMENTS. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital, refinance its debt and to ultimately attain profitable operations.

     The material capital commitments of the Company for fiscal 1998 are as follows:

          - Reduction of the Company's working capital deficit, including payments on notes, accounts payable and accrued liabilities.

          - Accumulation of funds for the payment of the principal balance of $1.25 million owed on the $3 Million 12% Subordinated Notes originally due July 31, 1997 but extended to July 10, 1998.

          -    Remodeling Marco's Restaurants.


     Management's plans include the following:

          -    Decreasing food and labor cost while increasing revenues.

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

          -    Franchising new restaurants.

          -    Obtaining additional equity capital or debt financing.


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

     The Company currently does not have positive cash flow from operations with respect to its Marco's and Pasta Co. Restaurants. The Company can only achieve positive cash flow from operations if it can increase its restaurant sales and reduce its labor and operating costs. During the first quarter of fiscal 1998, the Company sold its Longhorn Cafe Restaurant. The Company also plans to supplement cash flow from operations by selling its last barbecue restaurant, Billy Blues, and three Marco's Mexican Restaurant locations. However, cash generated from operations may not be sufficient to meet all of the Company's fiscal 1998 capital commitments set forth above. Without debt refinancing or additional debt or equity financing in the short-term, the Company will not be able to (i) reduce its current working capital deficit, (ii) repay the $1.25 million balance of the Subordinated Notes due July 10, 1998, or (iii) continue its remodeling efforts on the Marco's restaurants. There is no assurance that the Company will be able to refinance its debt or obtain additional debt or equity financing in the short term or long-term.

     The Company may experience further losses or negative cash flow from operations during the remainder of fiscal 1998. Continued losses raise doubt about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. If the substantial losses continue, the value of the Company's long-lived assets may become impaired resulting in write-downs to such assets to their estimated fair value.

     The inability of the Company to obtain substantial additional financing and achieve profitable operations has resulted in the curtailment of the Company's expansion activities which may continue indefinitely. Cash generated from operations will not be sufficient to allow the Company to timely meet its obligations and continue remodeling the Marco's Restaurants and continue restaurant expansion. Without obtaining profitable operations and positive cash flow from operations the Company may have to curtail its operations, sell core assets or seek further financings on terms which may prove unfavorable to the Company and its shareholders.


FORWARD-LOOKING INFORMATION.

     Information contained in this report on Form 10-Q which are not historical facts, contains forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, and are subject to certain risks, uncertainties, and assumptions relating to the operations and results of operations of the Company, competitive factors and pricing pressures, shifts in consumer demand, the costs of products and services, general economic conditions, and the acts of third parties, as well as other factors described in this Form 10-Q, and, from time to time, in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended, or the like.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.



PART  II - OTHER INFORMATION

     ITEM 2.      Changes in Securities and Use of Proceeds.

     (c) With respect to the information required by this Item 2(c) with respect to the recent sale of unregistered securities, reference is made to Part I, Item 1, Note 3 to the Interim Consolidated Financial Statements.

     ITEM 6.      Exhibits and Reports on Form 8-K.

     (a) Exhibit 11.1 and Exhibit 27 required by Item 601 of Regulation S-K are filed as part of this report.

     (b) Reports on Form 8-K. During the first quarter of fiscal 1998, the Company filed Form 8-K and Amendment No. 1 to Form 8-K reporting Item
          4. Changes in Registrant's Certifying Accountant, dated August 20, 1997. No financial statement was filed with the reports.




  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  WATERMARC FOOD MANAGEMENT CO.


  Date:  11/17/97                      By: /s/ Ghulam Bombaywala
       ---------------------------         ---------------------------
                                           Ghulam Bombaywala, Chairman of the
                                           Board, Chief Executive Officer and
                                           Director (Duly Authorized Signatory
                                           and Principal Executive Officer and
                                           acting as Principal Financial and
                                           Accounting Officer) (1)


     (1) The principal financial and accounting officer resigned in July 1997 and has not been replaced as of the date of this filing. Mr. Bombaywala is signing as these positions.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------

11.1           Computation of Per Share Earnings

27             Financial Data Schedule