Form 10-Q
period 1997-12-28
WATERMARC FOOD MANAGEMENT CO
filed 1998-02-17
CIK 884131

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended                December 28, 1997
                               ------------------------------------------------
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                        to
                               -----------------------  -----------------------

Commission File Number:     0-20143
                       --------------------------------------------------------

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


                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes [X] No [ ]

As of December 28, 1997, the registrant had 14,163,230 shares of its common stock and 329,540 shares of its preferred stock outstanding, respectively.

                          WATERMARC FOOD MANAGEMENT CO.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                PAGE NO.
                                                                       --------
         ITEM 1.    FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets -
                    December 28, 1997 and June 29, 1997                    2

                    Condensed Consolidated Statements of Operations -      3
                    Thirteen Weeks Ended
                    December 28, 1997 and December 29, 1996

                    Condensed Consolidated Statements of Operations -      4
                    Twenty-Six Weeks Ended
                    December 28, 1997 and December 29, 1996

                    Condensed Consolidated Statements of Cash Flows -      5
                    Twenty-Six Weeks Ended
                    December 28, 1997 and December 29, 1996

                    Notes to Condensed Consolidated Financial Statements   6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS                   8
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS


PART II. OTHER INFORMATION                                                11

         ITEM 6.    Exhibits and Reports on Form 8-K

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                      DECEMBER 28, 1997      JUNE 29, 1997
                                                      -----------------     ---------------
               ASSETS

Current assets:
   Cash and cash equivalents                           $        62,773      $       263,542
   Accounts receivable, trade                                  181,572              540,406
   Accounts receivable from affiliates                         230,079              299,518
   Inventories                                                 374,245              483,302
   Prepaid expenses and other current assets                   640,214               73,217
                                                       ---------------      ---------------

      Total current assets                                   1,488,883            1,659,985

Property and equipment, net                                  5,333,528            6,050,631
Note receivable                                                279,148                 --
Notes and other receivables from affiliate                   1,398,583            1,679,374
Intangible assets, net                                       6,927,286            7,213,457
Other assets                                                   453,343              111,381
                                                       ---------------      ---------------
                                                       $    15,880,771      $    16,714,828
                                                       ===============      ===============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                             $     3,838,549      $     4,780,931
   Accrued liabilities                                       3,227,275            2,263,821
   Current portion of long-term debt                         1,398,586            2,787,814
                                                       ---------------      ---------------

     Total current liabilities                               8,464,410            9,832,566

Long-term debt, less current portion                         5,962,563            4,484,539
Notes payable to stockholder                                   500,000              500,000
Deferred rent                                                  577,976              577,976

Commitments and contingencies

Stockholders' equity:
   Preferred stock                                             329,540              329,540
   Common Stock                                                713,161              713,161
   Additional paid-in capital                               30,740,084           30,740,131
   Accumulated deficit                                     (31,256,963)         (30,313,085)
                                                       ---------------      ---------------
                                                               525,822            1,469,747
     Less treasury stock, cost method                         (150,000)            (150,000)
                                                       ---------------      ---------------
     Total stockholders' equity                                375,822            1,319,747

                                                       $    15,880,771      $    16,714,828
                                                       ===============      ===============


      See notes to condensed consolidated financial statements (unaudited)

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                    13 WEEKS ENDED
                                                        DECEMBER 28, 1997     DECEMBER 29, 1996
                                                        -----------------     -----------------
Revenues                                                   $9,450,564            $10,464,021
                                                           ----------            -----------
Costs and expenses:
  Costs of revenues                                         2,884,301              3,133,297
  Other restaurant operations                               5,709,677              6,220,543
  Selling, marketing and distribution                         230,182                431,876
  General and administrative                                  482,337                650,146
  Depreciation and amortization                               459,804                634,591
                                                           ----------            -----------

    Total costs and expenses                                9,766,301             11,070,453
                                                           ----------            -----------

Income (loss) from operations                                (315,737)              (606,432)

Non-operating income (expense):
  Interest income                                              30,037                 27,601
  Interest expense                                           (152,835)              (294,142)
  Other, net                                                   10,994                 98,969
                                                           ----------            -----------

    Total non-operating income (expense)                     (111,804)              (167,572)
                                                           ----------            -----------

Income (loss) before income taxes                            (427,541)              (774,004)

Income taxes                                                       --                     --
                                                           ----------            -----------

Net income (loss)                                            (427,541)              (774,004)

Preferred stock dividends                                          --                 74,149
                                                           ----------            -----------

Net income (loss) less preferred stock dividends            ($427,541)             ($848,153)
                                                           ==========            ===========

Net income (loss) per common share                             ($0.03)                ($0.06)
                                                           ==========            ===========

Weighted average common and common equivalent
  shares outstanding                                       14,233,560             13,433,658
                                                           ==========            ===========

See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                    26 WEEKS ENDED
                                                        DECEMBER 28, 1997     DECEMBER 29, 1996
                                                        -----------------     -----------------
Revenues                                                  $20,318,635            $21,947,071
                                                          -----------            -----------
Costs and expenses:
  Costs of revenues                                         6,333,833              6,588,984
  Other restaurant operations                              12,747,992             12,335,172
  Selling, marketing and distribution                         434,834                872,640
  General and administrative                                1,079,332              1,356,770
  Depreciation and amortization                             1,021,588              1,279,505
                                                          -----------            -----------


    Total costs and expenses                               21,617,579             22,433,071
                                                          -----------            -----------

Income (loss) from operations                              (1,298,944)              (486,000)

Non-operating income (expense):
  Interest income                                              60,112                 57,456
  Interest expense                                           (334,882)              (617,909)
  Other, net                                                  629,836                291,147
                                                          -----------            -----------

    Total non-operating income (expense)                      355,066               (269,306)
                                                          -----------            -----------

Income (loss) before income taxes                            (943,878)              (755,306)

Income taxes                                                       --                     --
                                                          -----------            -----------

Net income (loss)                                            (943,878)              (755,306)

Preferred stock dividends                                          47                148,298
                                                          -----------            -----------

Net income (loss) less preferred stock dividends            ($943,925)             ($903,604)
                                                          ===========            ===========

Net income (loss) per common share                             ($0.07)                ($0.07)
                                                          ===========            ===========

Weighted average common and common equivalent
  shares outstanding                                       14,248,395             13,433,658
                                                           ==========            ===========

See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    26 WEEKS ENDED
                                                        DECEMBER 28, 1997     DECEMBER 29, 1996
                                                        -----------------     -----------------
Operating activities:
  Net income (loss) for the period                          ($943,878)             ($755,306)
  Adjustments to reconcile net income (loss) to
           net cash used in operating activities:
    Depreciation and amortization                           1,021,588              1,279,505
  Changes in assets and liabilities:
    Accounts receivable, trade                                358,834               (160,836)
    Accounts receivable from affiliates                        69,439               (294,488)
    Inventories                                               109,057                198,503
    Prepaid expenses and other current assets                (335,811)              (541,338)
    Accounts payable and accrued liabilities                 (512,531)               463,512
    Other assets                                             (341,962)                10,982
                                                           ----------            -----------

  Net cash provided by (used in) operating activities        (575,264)               200,534

Investing activities:
  Purchase of property and equipment                         (365,287)              (662,030)
  Proceeds from sale of assets                                470,663                750,000
  Collection of bad debt                                      453,864                     --
  Investment in note receivable                              (279,148)                    --
  Repayment of notes receivable                                 5,653                     --
                                                           ----------            -----------

  Net cash provided by (used in) investing activities         285,745                 87,970
                                                           ----------            -----------

Financing activities:
  Net proceeds from borrowings                              2,255,047                     --
  Cash dividends on preferred stock                               (46)                  (696)
  Payments on borrowings                                   (2,166,251)              (718,753)
                                                           ----------            -----------

  Net cash provided by (used in) financing activities          88,750               (719,449)
                                                           ----------            -----------

Net decrease in cash and cash equivalents                    (200,769)              (430,945)

Cash and cash equivalents, beginning of period                263,542                463,166
                                                           ----------            -----------

Cash and cash equivalents, end of period                      $62,773                $32,221
                                                           ==========            ===========


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

     BASIS OF PRESENTATION

     The accompanying unaudited financial information includes the results of operations of the Company for the thirteen week and twenty-six week periods ended December 28, 1997 and December 29, 1996. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

     The June 29, 1997 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

     The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company has a working capital deficit of approximately $6,975,527 at December 28, 1997 and a net loss of $943,878 for the twenty-six weeks ended December 28, 1997 and experienced significant losses in fiscal 1997 which raise doubts about the Company's ability to continue as a going concern. The Company's continuation as a going concern in both the short-term and the long-term is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt and ultimately attain profitable operations.

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



                     (This space intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INTRODUCTION

     The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to the second quarter of fiscal years 1998 and 1997 are to the thirteen week periods ended December 28, 1997 and December 29, 1996 respectively. References to the first half of fiscal year 1998 and 1997 are to the twenty-six week periods ending on those same dates.



RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 29, 1996 COMPARED TO THE
     THIRTEEN WEEKS ENDED DECEMBER 28, 1997.

     REVENUES. Revenues decreased $1,013,457 or 9.7% to $9,450,564 for the second quarter of fiscal 1998 as compared to $10,464,021 for the second quarter of fiscal 1997. The decrease is due primarily to the sale of Pete's Hospitality Co., Inc. and one Marco's Mexican Restaurant during fiscal 1997 and the sale of the Longhorn Cafe Downtown in the first quarter of fiscal 1998.

     To counteract any decline in comparable revenues, management is currently taking action in an attempt to increase sales, including a new training program, an intense concentration on increasing customer satisfaction and the implementation of a marketing program concentrating on local store marketing and coupon targeting. However, there can be no assurance that such actions will result in the desired sales increases. Management is also implementing cost reduction strategies in order to decrease the impact of any sales decline on the Company's bottom line.

     COSTS AND EXPENSES. Total cost of revenues increased to 30.5% of revenues in 1998 as compared to 29.9% of revenues in 1997. The increase is due to increases in prices of certain high volume products used in menu item preparation.

     Restaurant operations include all other unit-level operating expenses, comprised principally of labor, supplies, rent, utilities, repairs and maintenance, and other direct expenses. As a percentage of restaurant revenues, these costs increased from 59.4% of revenues in fiscal 1997 to 60.4% of revenues in fiscal 1998 primarily due to the decline in comparable sales and increases in minimum wage requirements.

     Selling, marketing and distribution expenses decreased by $201,694 primarily due to a reduction in marketing activities during the quarter.

     General and administrative expenses decreased by $167,809.

     Depreciation and amortization decreased by $174,787 primarily due to the sale of Pete's Hospitality Co., Inc., the Longhorn Cafe Downtown and one Marco's Mexican Restaurant location.

     NON-OPERATING INCOME (EXPENSE). Interest expense decreased by $141,307 due to the partial payment of the 12% Subordinated Notes.

     NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company showed net loss of $427,541 for the second quarter of fiscal 1998 compared to net loss of $774,004 for the second quarter of fiscal 1997. The fiscal 1998 loss is generally due to an increase in restaurant operating costs. If such trends continue, the Company will incur substantial losses in the future which would have a material impact upon its cash flow.


TWENTY-SIX WEEKS ENDED DECEMBER 29, 1996 COMPARED TO THE
     TWENTY-SIX WEEKS ENDED DECEMBER 28, 1997.

     REVENUES. Revenues decreased $1,628,436 or 7.4% to $20,318,635 for the first half of fiscal 1998 as compared to $21,947,071 for the first half of fiscal 1997. The decrease is due primarily to the sale of Pete's Hospitality Co., Inc. and one Marco's Mexican Restaurant during fiscal 1997 and the sale of the Longhorn Cafe Downtown in the first quarter of fiscal 1998.

     COSTS AND EXPENSES. Total cost of revenues increased to 31.2% of revenues in 1998 as compared to 30% of revenues in 1997. The increase is due to increases in prices of certain high volume products used in menu item preparation.

     Restaurant operations include all other unit-level operating expenses, comprised principally of labor, supplies, rent, utilities, repairs and maintenance, and other direct expenses. As a percentage of restaurant revenues, these costs increased from 56.2% of revenues in fiscal 1997 to 62.7% of revenues in fiscal 1998 primarily due to the decline in sales, since a number of these expenses are fixed or indirectly variable. Labor expense also increased due to an increase in the federal minimum wage rate in September 1997.

     Selling, marketing and distribution expenses decreased by $437,806 primarily due to the reduction in marketing activities.

     General and administrative expenses decreased by $277,438 primarily due to the reorganization of corporate and management personnel.

     Depreciation and amortization decreased by $257,917 primarily due to the sale of Pete's Hospitality Co., Inc., the Longhorn Cafe Downtown and one Marco's Mexican Restaurant location.

     NON-OPERATING INCOME (EXPENSE). Interest expense decreased by $283,027 due to the partial payment of the 12% Subordinated Notes.

     NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company reported net loss of $943,878 for the first half of fiscal 1998 compared to net loss of $755,306 for the first half of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES. The Company continues to experience losses from operations and as of December 28, 1997 has an accumulated deficit of $31,256,963.

     During the twenty-six weeks ended December 28, 1997, net cash flow used in operating activities equaled $575,264 which resulted from reductions in accounts payable and increases in current assets, partially offset by depreciation and amortization added back to net income. Investing activities generated $285,745 in cash due to the sale of fixed assets and collection of bad debt, partially offset by purchases of property and equipment. Financing activities contributed $88,750 in cash created by borrowing from banks and a stockholder.

     For the twenty-six weeks ended December 29, 1996 net cash flow provided by operating activities was $200,534 which resulted from depreciation and amortization less a net loss for the period. Investing activities generated $87,970 in cash due to the sale of fixed assets partially offset by purchases of property and equipment. Financing activities utilized $719,449 in cash due to payments on borrowings.

     As of December 28, 1997, the Company had negative working capital of $6,975,527, as compared to negative working capital of approximately $8,172,581 at June 29, 1997. The decrease is due primarily to the payment of $1,250,000 on the 12% Subordinated Notes.


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

          o    Obtaining additional equity capital or debt financing.


     The Company currently does not have positive cash flow from operations with respect to its Marco's and Pasta Co. Restaurants. The Company can only achieve positive cash flow from operations if it can increase its restaurant sales and reduce its labor and operating costs. The Company plans to supplement cash flow from operations by selling its last barbecue restaurant, Billy Blues, and three Marco's Mexican Restaurant locations. However, cash generated from operations may not be sufficient to meet all of the Company's fiscal 1998 capital commitments set forth above. Without debt refinancing or additional debt or equity financing in the short-term, the Company will not be able to (i) reduce its current working capital deficit, (ii) repay the $1.25 million balance of the Subordinated Notes due July 10, 1998, or (iii) continue its remodeling efforts on the Marco's restaurants. There is no assurance that the Company will be able to refinance its debt or obtain additional debt or equity financing in the short term or long-term.

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

     (b) Reports on Form 8-K.  None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WATERMARC FOOD MANAGEMENT CO.


Date: 2-16-98              By:       /s/ Ghulam Bombaywala
     --------                  ---------------------------------------------
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

                          WATERMARC FOOD MANAGEMENT CO.

                                INDEX TO EXHIBITS





         EXHIBIT
         NUMBER               DESCRIPTION
           11.1            Watermarc Food Management Co. and Subsidiaries -
                           Computation of Earnings (Loss) Per Common and Common
                           Equivalent Shares

           27              Financial Data Schedule