Form 10-Q
period 1998-03-29
WATERMARC FOOD MANAGEMENT CO
filed 1998-05-13
CIK 884131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended   MARCH 29, 1998

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                     to
Commission File Number:        0-20143


                          WATERMARC FOOD MANAGEMENT CO.
             (Exact name of registrant as specified in its charter)


             TEXAS                                         74-2605598
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


  11111 WILCREST GREEN, SUITE 350            HOUSTON, TEXAS          77042
(Address of principal executive offices)                           (Zip Code)


                                 (713) 783-0500
                         (Registrant's telephone number)

          N/A           (Former name, former address and former fiscal year, if
changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   X     No ___

As of March 29, 1998, the registrant had 23,782,664 shares of its common stock and 329,540 shares of its preferred stock outstanding, respectively.

                          WATERMARC FOOD MANAGEMENT CO.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.

      ITEM 1.     FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets -
                  March 29, 1998 and June 29, 1997                      2

                  Condensed Consolidated Statements of Operations -     3
                  Thirteen Weeks Ended
                  March 29, 1998 and March 30, 1997

                  Condensed Consolidated Statements of Operations -     4
                  Thirty-Nine Weeks Ended
                  March 29, 1998 and March 30, 1997

                  Condensed Consolidated Statements of Cash Flows -     5
                  Thirty-Nine Weeks Ended
                  March 29, 1998 and March 30, 1997

                  Notes to Condensed Consolidated Financial Statements  6

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS                  8
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS


PART II.    OTHER INFORMATION                                           11

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                        MARCH 29, 1998    JUNE 29, 1997
                                                       --------------    --------------
               ASSETS

Current assets:
     Cash and cash equivalents                              $197,630          $263,542
     Accounts receivable, trade                              249,163           540,406
     Accounts receivable from affiliates                     267,341           299,518
     Inventories                                             370,080           483,302
     Prepaid expenses and other current assets               887,248            73,217
                                                       --------------    --------------

          Total current assets                             1,971,462         1,659,985

Property and equipment, net                                5,068,130         6,050,631
Notes and other receivables from affiliate                 1,398,583         1,679,374
Intangible assets, net                                     6,784,150         7,213,457
Other assets                                                 561,349           111,381
                                                       --------------    --------------
                                                         $15,783,674       $16,714,828
                                                       ==============    ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                              $3,340,040        $4,780,931
     Accrued liabilities                                   3,570,058         2,263,821
     Current portion of long-term debt                     1,440,308         2,787,814
                                                       --------------    --------------

          Total current liabilities                        8,350,406         9,832,566

Long-term debt, less current portion                       6,823,904         4,984,539
Deferred rent                                                581,092           577,976

Commitments and contingencies

Stockholders' equity:
     Preferred stock                                         329,540           329,540
     Common stock                                            713,161           713,161
     Additional paid-in capital                           30,740,048        30,740,131
     Accumulated deficit                                 (31,604,475)      (30,313,085)
                                                       --------------    --------------
                                                             178,274         1,469,747
          Less treasury stock, cost method                  (150,000)         (150,000)
                                                       --------------    --------------
          Total stockholders' equity                          28,274         1,319,747

                                                         $15,783,675       $16,714,828
                                                       ==============    ==============

See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                    13 WEEKS ENDED
                                                           MARCH 29, 1998      MARCH 30, 1997
                                                          -----------------   ------------------
Revenues                                                       $10,138,939          $11,427,721
                                                          -----------------   ------------------

Costs and expenses:
     Costs of revenues                                           3,113,061            3,668,951
     Other restaurant operations                                 5,886,128            7,548,932
     Selling, marketing and distribution                           224,684              516,590
     General and administrative                                    514,688              770,228
     Depreciation and amortization                                 496,686              648,949
                                                          -----------------   ------------------

          Total costs and expenses                              10,235,247           13,153,650
                                                          -----------------   ------------------

Income (loss) from operations                                      (96,308)          (1,725,929)

Non-operating income (expense):
     Interest income                                                30,037               30,038
     Interest expense                                             (296,971)            (327,331)
     Other, net                                                     15,730               28,293
                                                          -----------------   ------------------

          Total non-operating income (expense)                    (251,204)            (269,000)
                                                          -----------------   ------------------

Income (loss) before income taxes                                 (347,512)          (1,994,929)

Income taxes                                                             -                    -
                                                          -----------------   ------------------

Net income (loss)                                                 (347,512)          (1,994,929)

Preferred stock dividends                                               36               74,732
                                                          -----------------   ------------------

Net income (loss) less preferred stock dividends                 ($347,548)         ($2,069,661)
                                                          =================   ==================

Net income (loss) per common share                                  ($0.02)              ($0.15)
                                                          =================   ==================

Weighted average common and common equivalent
     shares outstanding                                         16,449,301           13,631,750
                                                          =================   ==================

See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                      39 WEEKS ENDED
                                                              MARCH 29, 1998    MARCH 30, 1997
                                                            ---------------------------------
Revenues                                                      $30,457,572        $33,374,792
                                                            --------------     --------------

Costs and expenses:
     Costs of revenues                                          9,446,898         10,257,935
     Other restaurant operations                               18,324,490         19,884,104
     Selling, marketing and distribution                          664,127          1,389,230
     General and administrative                                 1,896,077          2,126,998
     Depreciation and amortization                              1,518,271          1,928,454
                                                            --------------     --------------

          Total costs and expenses                             31,849,863         35,586,721
                                                            --------------     --------------

Income (loss) from operations                                  (1,392,291)        (2,211,929)

Non-operating income (expense):
     Interest income                                               90,149             87,494
     Interest expense                                            (631,853)          (945,240)
     Other, net                                                   642,605            319,440
                                                            --------------     --------------

          Total non-operating income (expense)                    100,901           (538,306)
                                                            --------------     --------------

Income (loss) before income taxes                              (1,291,390)        (2,750,235)

Income taxes                                                            -                  -
                                                            --------------     --------------

Net income (loss)                                              (1,291,390)        (2,750,235)

Preferred stock dividends                                              83            222,447
                                                            --------------     --------------

Net income (loss) less preferred stock dividends              ($1,291,473)       ($2,972,682)
                                                            ==============     ==============

Net income (loss) per common share                                 ($0.09)            ($0.22)
                                                            ==============     ==============

Weighted average common and common equivalent
     shares outstanding                                        14,982,030         13,499,689
                                                            ==============     ==============

     See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        39 WEEKS ENDED
                                                               MARCH 29, 1998       MARCH 30, 1997
                                                           -------------------     -----------------
Operating activities:
     Net income (loss) for the period                             ($1,291,426)          ($2,750,235)
     Adjustments to reconcile net income (loss) to
                   net cash used in operating activities:
          Depreciation and amortization                             1,518,271             1,928,454
     Changes in assets and liabilities:
          Accounts receivable, trade                                  291,243              (124,846)
          Accounts receivable from affiliates                          32,177              (169,030)
          Inventories                                                 113,222               207,577
          Prepaid expenses and other current assets                  (814,031)             (410,005)
          Accounts payable and accrued liabilities                   (134,654)            1,760,998
          Other assets                                               (449,968)                6,600
                                                           -------------------    ------------------

     Net cash provided by (used in) operating activities             (735,166)              449,513

Investing activities:
     Purchase of property and equipment                              (473,555)           (1,038,363)
     Proceeds from sale of assets                                     470,663               750,000
     Collection of bad debt                                           453,864                     -
     Investment in note receivable                                   (279,148)                    -
     Repayment of notes receivable                                      5,653                     -
                                                           -------------------    ------------------

     Net cash provided by (used in) investing activities              177,477              (288,363)
                                                           -------------------    ------------------

Financing activities:
     Net proceeds from borrowings                                   4,281,099               598,365
     Purchase of treasury stock                                             -              (150,000)
     Cash dividends on preferred stock                                    (82)                 (696)
     Payments on borrowings                                        (3,789,240)           (1,015,179)
                                                           -------------------    ------------------

     Net cash provided by (used in) financing activities              491,777              (567,510)
                                                           -------------------    ------------------

Net (decrease) increase in cash and cash equivalents                  (65,912)             (406,360)

Cash and cash equivalents, beginning of period                        263,542               463,166
                                                           -------------------    ------------------

Cash and cash equivalents, end of period                             $197,630               $56,806
                                                           ===================    ==================

     See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

   ORGANIZATION

   Watermarc Food Management Co. (the "Company"), owns and operates 40 restaurants, primarily in the Houston Metropolitan area, under the names "Marco's Mexican Restaurants" ("Marco's Restaurants"); "The Original Pasta Co." ("Pasta Co."); Billy Blues Barbecue Bar & Grill ("Billy Blues"). The Company also produces and markets two brands of barbecue sauce and a spice rub, "Billy Blues Barbecue Sauce", "Chris' & Pitt's Bar-B-Que Sauce" and "Chris' & Pitt's Spice Rub". They are marketed to supermarkets, other retail stores and food service outlets.

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   BASIS OF PRESENTATION

   The accompanying unaudited financial information includes the results of operations of the Company for the thirteen week and thirty-nine week periods ended March 29, 1998 and March 30, 1997. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

   The June 29, 1997 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

   The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company has a working capital deficit of approximately $6,378,944 at March 29, 1998 and a net loss of $1,291,390 for the thirty-nine weeks ended March 29, 1998 and experienced significant losses in fiscal 1997 which raise doubts about the Company's ability to continue as a going concern. The Company's continuation as a going concern in both the short-term and the long-term is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt and ultimately attain profitable operations.

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

3. ISSUANCE OF COMMON STOCK:

   In January of 1998, the Company issued 2,119,434 shares of common stock as payment of a dividend to Preferred Stockholders.

   In March of 1998, the Company issued 7,500,000 shares of common stock to Ghulam Bombaywala, the majority shareholder, officer and a director of the Company pursuant to the Conversion and Offset Agreement entered into on May 15, 1997 between the Company and Mr. Bombaywala, whereby Mr. Bombaywala converted $3,750,000 of debt owed to him by the Company into the right to receive 7,500,000 shares of the Company's common stock at a later date when the Company had a sufficient number of authorized shares.

   On January 23, 1998, the Company's shareholders voted to increase the authorized shares of common stock to 100,000,000 shares, which allowed the Company to issue Mr. Bombaywala the 7,500,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

   The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to the third quarter of fiscal years 1998 and 1997 are to the thirteen week periods ended March 29, 1998 and March 30, 1997 respectively. References to the first half of fiscal year 1998 and 1997 are to the thirty-nine week periods ending on those same dates.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 30, 1997 COMPARED TO THE
   THIRTEEN WEEKS ENDED MARCH 29, 1998.

   REVENUES. Revenues decreased $1,288,782 or 11.3% to $10,138,939 for the third quarter of fiscal 1998 as compared to $11,427,721 for the third quarter of fiscal 1997. The decrease is due primarily to the sale of Pete's Hospitality Co., Inc. and one Marco's Mexican Restaurant during fiscal 1997 and the sale of the Longhorn Cafe Downtown in the first quarter of fiscal 1998 and the closing of one Marco's Mexican Restaurant in the third quarter of fiscal 1998.

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

   COSTS AND EXPENSES. Total cost of revenues decreased to 30.7% of revenues in 1998 as compared to 32.1% of revenues in 1997. The decrease is due to lower prices in the third quarter of certain high volume products used in menu item preparation and management's continuing effort to implement cost controls.

   Restaurant operations include all other unit-level operating expenses, comprised principally of labor, supplies, rent, utilities, repairs and maintenance, and other direct expenses. As a percentage of restaurant revenues, these costs decreased from 66.1% of revenues in fiscal 1997 to 58% of revenues in fiscal 1998 primarily due to management's continuing efforts to control cost.

   Selling, marketing and distribution expenses decreased by $291,906 primarily due to a reduction in marketing activities during the quarter.

   General and administrative expenses decreased by $255,540.

   Depreciation and amortization decreased by $152,263 primarily due to the sale of Pete's Hospitality Co., Inc., the Longhorn Cafe Downtown and one Marco's Mexican Restaurant location.

   NON-OPERATING INCOME (EXPENSE). Interest expense decreased by $30,360 due to the partial payment of the 12% Subordinated Notes.

   NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company showed net loss of $347,512 for the third quarter of fiscal 1998 compared to net loss of $1,994,929 for the third quarter of fiscal 1997. The fiscal 1998 loss is generally due to an increase in restaurant operating costs. If such trends continue, the Company will incur substantial losses in the future which would have a material impact upon its cash flow.

THIRTY-NINE WEEKS ENDED MARCH 30, 1997 COMPARED TO THE
   THIRTY-NINE WEEKS ENDED MARCH 29, 1998.

   REVENUES. Revenues decreased $2,917,220 or 8.7% to $30,457,572 for the first three quarters of fiscal 1998 as compared to $33,374,792 for the first three quarters of fiscal 1997. The decrease is due primarily to the sale of Pete's Hospitality Co., Inc. and one Marco's Mexican Restaurant during fiscal 1997 and the sale of the Longhorn Cafe Downtown in the first quarter of fiscal 1998 and the closing of one Marco's Mexican Restaurant in February, 1998.

   COSTS AND EXPENSES. Total cost of revenues increased to 31% of revenues in 1998 as compared to 30.7% of revenues in 1997. The increase is due to increases in prices of certain high volume products used in menu item preparation.

   Restaurant operations include all other unit-level operating expenses, comprised principally of labor, supplies, rent, utilities, repairs and maintenance, and other direct expenses. As a percentage of restaurant revenues, these costs increased from 59.6% of revenues in fiscal 1997 to 60.2% of revenues in fiscal 1998 primarily due to the decline in sales, since a number of these expenses are fixed or indirectly variable. Labor expense also increased due to an increase in the federal minimum wage rate in September 1997.

   Selling, marketing and distribution expenses decreased by $725,103 primarily due to the reduction in marketing activities.

   General and administrative expenses decreased by $230,921 primarily due to the reorganization of corporate and management personnel.

   Depreciation and amortization decreased by $410,183 primarily due to the sale of Pete's Hospitality Co., Inc., the Longhorn Cafe Downtown and one Marco's Mexican Restaurant location.

   NON-OPERATING INCOME (EXPENSE). Interest expense decreased by $313,387 due to the partial payment of the 12% Subordinated Notes.

   NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company reported net loss of $1,291,390 for the first three quarters of fiscal 1998 compared to net loss of $2,750,235 for the first three quarters of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

   OPERATING ACTIVITIES. The Company continues to experience losses from operations and as of March 29, 1998 has an accumulated deficit of $31,604,475.

   During the thirty-nine weeks ended March 29, 1998, net cash flow used in operating activities equaled $735,166 which resulted from reductions in accounts payable and increases in current assets, partially offset by depreciation and amortization added back to net income. Investing activities generated $177,477 in cash due to the sale of fixed assets and collection of bad debt, partially offset by purchases of property and equipment. Financing activities contributed $491,777 in cash created by borrowing from banks and a stockholder.

   For the thirty-nine weeks ended March 30, 1997 net cash flow provided by operating activities was $449,513 which resulted from an increase in accounts payable and accrued liabilities offset by a net loss less non-cash expenses. Investing activities used $288,363 in cash due to purchases of property and equipment partially offset by the sale of fixed assets. Financing activities utilized $567,510 in cash due to payments on borrowings and the purchase of treasury stock partially offset by new borrowings.

   As of March 29, 1998, the Company had negative working capital of $6,378,944 as compared to negative working capital of approximately $8,172,581 at June 29, 1997. The decrease is due primarily to the payment of $1,250,000 on the 12% Subordinated Notes.


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


   The Company currently does not have positive cash flow. The Company can only achieve positive cash flow if it can increase its restaurant sales and reduce its labor and operating costs. The Company plans to supplement cash flow from operations by selling its last barbecue restaurant, Billy Blues, and three Marco's Mexican Restaurant locations. However, cash generated from operations may not be sufficient to meet all of the Company's fiscal 1998 capital commitments set forth above. Without debt refinancing or additional debt or equity financing in the short-term, the Company will not be able to (i) reduce its current working capital deficit, (ii) repay the $1.25 million balance of the Subordinated Notes due July 10, 1998, or (iii) continue its remodeling efforts on the Marco's restaurants. There is no assurance that the Company will be able to refinance its debt or obtain additional debt or equity financing in the short term or long-term.

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

   The inability of the Company to obtain substantial additional financing and achieve profitable operations has resulted in the curtailment of the Company's expansion activities which may continue indefinitely. Cash generated from operations will not be sufficient to allow the Company to timely meet its obligations and continue remodeling the Marco's Restaurants and continue restaurant expansion. Without obtaining profitable operations and positive cash flow the Company may have to curtail its operations, sell core assets or seek further financings on terms which may prove unfavorable to the Company and its shareholders.


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

PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On January 23, 1998 the Annual Meeting of the shareholders of the Company was held. The matters which were voted upon at the meeting were as follows:

Proposal No. 1:   To amend the Restated Articles of Incorporation of the
                  Company to increase the number of authorized shares of Common
                  Stock, $0.05 par value, from 20,000,000 to 100,000,000.

NUMBER OF VOTES

   FOR         AGAINST         ABSTAIN           WITHHELD    BROKER NON-VOTE
---------      -------         -------           --------    ---------------
8,531,423      559,267          37,535              N/A         4,085,254

Proposal No. 2:   Election of Directors.

                                NUMBER OF VOTES

                                                                       BROKER
                            FOR       AGAINST  ABSTAIN   WITHHELD     NON-VOTE
                        ----------    -------  -------   --------     --------
Ghulam Bombaywala       13,109,786      N/A      N/A      103,693       -0-
Sarosh Collector        13,109,786      N/A      N/A      103,693       -0-
Philip Mount            13,104,786      N/A      N/A      108,693       -0-
Nico Letschert          13,083,756      N/A      N/A      129,723       -0-
Michael Chadwick        13,109,986      N/A      N/A      103,493       -0-

Proposal No. 3:   Approval of the selection by the Board of Directors of the
                  Company of Mann Frankfort Stein & Lipp, P.C. as independent public accountants for the current fiscal year.

                                NUMBER OF VOTES

    FOR         AGAINST        ABSTAIN        WITHHELD    BROKER NON-VOTE
----------      -------        -------        --------    ---------------
12,942,017      187,630        73,832            N/A           -0-

   ITEM 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibit 3, Exhibit 11.1 and Exhibit 27 required by Item 601 of Regulation S-K are filed as part of this report.

   (b) REPORTS ON FORM 8-K.  None.


  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  WATERMARC FOOD MANAGEMENT CO.


  Date:    5/13/98            By:    /s/ GHULAM BOMBAYWALA
       --------------             ---------------------------
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

                        WATERMARC FOOD MANAGEMENT CO.

                              INDEX TO EXHIBITS


      EXHIBIT
      NUMBER      DESCRIPTION

         3 Articles of Amendment to the Restated Articles of Incorporation of Watermerc Food Management Co.

        11.1 Watermarc Food Management Co. and Subsidiaries - Computation of Earnings (Loss) Per Common and Common Equivalent Shares

        27        Financial Data Schedule