Form 10-K
period 1998-06-28
WATERMARC FOOD MANAGEMENT CO
filed 1998-10-13
CIK 884131

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 28, 1998

                           Commission File No. 0-20143

                          WATERMARC FOOD MANAGEMENT CO.
                       (Name of Registrant in Its Charter)

                TEXAS                                    74-2605598
      (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

      11111 WILCREST GREEN, SUITE 350
            HOUSTON, TEXAS                               77042
 (Address of Principal Executive Offices)             (Zip Code)



      Issuer's Telephone Number, Including Area Code:  (713) 783-0500


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

                              Yes [X]    No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of September 11, 1998, the aggregate market value of the Common Stock held by non-affiliates of the issuer was approximately $2,087,902 based on the average bid and ask prices of $.085 per share of Common Stock as quoted on the Over the Counter Bulletin Board. As of September 11, 1998, 24,563,564 shares of the issuer's Common Stock and 329,540 shares of the issuer's Preferred Stock were outstanding, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

      No documents, other than certain exhibits, have been incorporated by reference in this report.
================================================================================

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

   As of June 28, 1998, Watermarc Food Management Co., a Texas corporation, (the "Company"), owned and operated, both directly and through subsidiaries, full-service restaurants under the names Marco's Mexican Restaurants (the "Marco's Restaurants"), The Original Pasta Co. Restaurants (the "Pasta Co. Restaurants") and Billy Blues Barbecue Bar & Grill (the "Billy Blues Restaurant"). During the first quarter 1998, the Company's Longhorn Cafe was sold to an unaffiliated party. See "Concepts and Menus".

   The Company was organized as Billy Blues Food Corporation, a Texas corporation, on June 17, 1991 to develop, own and operate restaurants and to produce and market a uniquely flavored barbecue sauce. In March of 1995, the name was changed to Watermarc Food Management Co. In the fourth quarter of fiscal 1994, the Company acquired twenty one Marco's Restaurants. Two Marco's Restaurants were subsequently built. In the third quarter of fiscal 1994, the Company acquired Chris' & Pitt's Bar-B-Q Sauce, a medium priced barbecue sauce product line. In the third quarter of fiscal 1996, the Company acquired ten Pasta Co. Restaurants. Furthermore, the Company opened three new Pasta Co. restaurants in fiscal 1996, four new restaurants in fiscal 1997, and one new restaurant during the first quarter of fiscal 1998. Unless the context requires otherwise, references to the "Company" refer to Watermarc Food Management Co., its predecessors and subsidiaries.


CONCEPTS AND MENUS

   MARCO'S RESTAURANTS. Marco's Restaurants are full service restaurants that feature high quality, moderately priced Mexican food. The style and decor of Marco's Restaurants are distinctive and colorful and are designed to present a Mexican style motif in a family oriented environment. Marco's Restaurants have a standardized menu with a variety of offerings, including Black Angus beef fajitas, tacos, enchiladas and numerous appetizers. Entrees range in price from $4.99 to $12.99. Marco's Restaurants also offer a full service bar specializing in various flavored margaritas, as well as numerous brands of Mexican and domestic beer and wine. The restaurants are open for lunch and dinner seven days a week. A typical Marco's Restaurant consists of 4,000 to 6,000 square feet for dining and bar facilities, and has a seating capacity for 175 to 300 patrons. The decorative scheme in each restaurant incorporates a centrally located Tortilla Room where tortillas are prepared and served fresh to the customer. The exterior design of the Marco's Restaurants normally conforms to the shopping center in which it is located, with the restaurant's name and logo prominantly displayed. The restaurants have varying floor plans and configurations. During the third quarter of fiscal 1998, the Company closed its Marco's Mexican Restaurant in College Station, Texas. As of June 28, 1998, the Company had a total of twenty-one Marco's Restaurants in operation in Southeast Texas, including the Houston metropolitan area, Victoria, and Lake Jackson, Texas. During the first quarter of fiscal 1999, the Company closed its Lake Jackson Marco's Mexican Restaurant.

   PASTA CO. RESTAURANTS. Pasta Co. Restaurants are distinctive, colorful, Italian-style, family oriented restaurants that feature full-service and offer moderately priced food and beverages. The restaurants include a brick oven for the preparation of pizzas, as well as a cooking area where entrees are produced. Both the oven and the cooking area are visible to customers. The Pasta Co. Restaurants offer a wide variety of appetizers, soups, salads, pasta and other entrees, pizzas, desserts and beverages. The restaurants specialize in generous portions at reasonable prices, with any item on the menu available for $8.69 or less. A children's menu is also available. Beverages sold consist of coffee, tea, sodas, bottled water, espresso, cappuccino, beer and wine. Most menu items are available for take-out. The exterior of each of the locations generally conforms to that of the center of which it is located, with the restaurant's name and logo prominently displayed. In addition, numerous windows make the restaurants more inviting from the outside and lighter and brighter on the inside. Decor items, ingredients and produce displayed on shelves and cases throughout the restaurants give the impression of an open-air Italian marketplace. Typical units are approximately 3,600 to 4,000 square feet each, and most have an outside patio of approximately 400 additional square feet. The units have seating capacities of 160 to 200 persons. The restaurants are open for lunch and dinner seven days a week. As of June 28, 1998, the Company had a total of eighteen Pasta Co. Restaurants in operation, all of which were located in Southeast Texas.

BILLY BLUES RESTAURANT. The Billy Blues Restaurant generates an exciting and vibrant "Texas Roadhouse" ambiance enhanced by recorded and live music, Texas artifacts, neon signage and other memorabilia. The Billy Blues Restaurant consists of approximately 8,000 square feet for dining and bar/entertainment facilities. The restaurant has dining and bar seating capacity for 240 customers and features a night club called the "Blues Room" which seats an additional 200 customers. A section of the restaurant is used for the display and retail sale of novelty items featuring the Billy Blues name and logo, including T-shirts, caps and sweat shirts. The decorative scheme incorporates memorabilia associated with blues music, focusing on legendary blues figures, photographs, musical instruments and framed newspaper and other articles relating to the blues musical culture. The Billy Blues Restaurant serves dinner with full bar service, featuring a moderately priced, limited menu of high quality smoked barbecue and other entrees. Entrees range in price from $7.95 to $16.95. In the Blues Room, full bar service is provided and patrons can enjoy a light snack or an entire meal with cocktails while being entertained by a blues band or recorded blues music.

FOOD PRODUCTS. The Company also produces two brands of barbecue sauce products and a spice rub, Billy Blues Barbecue Sauce, Chris' & Pitt's Bar-B-Q Sauce and Chris' & Pitt's Spice Rub. Billy Blues Barbecue Sauce is a tangy, coffee-spiked formulation packaged in three different flavors. Billy Blues Barbecue Sauce is sold on a special order basis, primarily to restaurants. Chris' & Pitt's Bar-B-Q Sauce is packaged in six different flavors and is available in supermarkets and other retail outlets located primarily in the State of California. The Company also markets and packages its Chris' & Pitt's Bar-B-Q Sauce products for food service distribution to restaurant chains and commissaries. The Company periodically engages in advertising campaigns to enhance customer awareness of barbecue sauce products in the areas where they are currently available in supermarkets and other retail outlets.

The Company currently engages, on an order to order basis, an unaffiliated food processor and packaging company (the "Co-Packer") in Riverside, California for the processing and packaging of its food product lines. Under its production arrangement with the Co-Packer, the Co-Packer procures all ingredients and packaging materials, and performs product preparation and packing at an agreed upon price. The Company engages food brokers to assist in selling its products to regional and national supermarket chains. The Company generally pays its food brokers a 5% commission on the amount they sell. To date, the Company's food brokers have accounted for most of the Company's sales to supermarket chains. To achieve greater market penetration, the Company has expanded its food broker network. The Company utilizes a distribution warehouse in California for storage of products. The Company pays handling and storage fees based on the actual monthly volume shipped to the warehouse. The Company contracts with independent freight carriers for the delivery of its product lines, or provides special pricing for customers who pick up the product at a storage warehouse. The Company's product lines are distributed to supermarkets either through: (1) direct shipment to a supermarket chain warehouse which then distributes to its individual supermarkets from the warehouse; (2) direct shipment to an independent grocery warehouse, which performs the same function as a supermarket chain warehouse for a fee; or (3) an independent food distributor who picks up the products at the storage warehouse and delivers directly to the supermarkets. A fee is paid to the food distributor based on volume. The Company generally sells its food products pursuant to customer purchase orders and usually fills the orders within approximately ten days of receipt. Because orders are filled shortly after receipt, backlog is not material to the Company's business.

Food product revenues, as a percent of total revenues, for the last three fiscal years ended June 28, 1998, June 29, 1997 and June 30, 1996 were 6.6%, 4.9% and 7.2% respectively. Even though the Company believes it has achieved limited consumer awareness and market acceptance of its food products, there can be no assurance that the Company's product lines will ever achieve significant consumer acceptance or that supermarket and other retail chains will re-order the Company's food products.


BUSINESS STRATEGY

Historically, the Company's primary business strategy has been to expand its restaurant and barbecue sauce operations through internal growth and by acquiring businesses with concepts and themes compatible with the Company's operations. This strategy was evidenced by the Company's acquisition in March 1994 of the Chris & Pitts Bar-B-Q Sauce line, in July 1994 of Marco's Mexican Restaurants, Inc., which owned and operated twenty one Marco's Restaurants, and in January 1996 of The Original Pasta Co., which owned and operated ten Pasta Co. Restaurants.

      During the fourth quarter of fiscal 1997, management was reorganized. Previously successful management was engaged to restore the Company to profitability. Ghulam M. Bombaywala, Chairman of the Board and Chief Executive Officer, was elected President and Chief Operating Officer of the Company. Future growth by acquisition or restaurant expansion is not planned at this time until the Company is restored to profitability.

The Company's plan to return to profitability for fiscal 1999 includes the following:

   o Increasing revenues from the sale of food products by reinforcing existing markets, expanding distribution to new market areas, introducing more aggressive marketing programs,adding methods of distribution and developing new products.
   o  Further reductions in operating expenses through improved cost controls.
   o  Further reductions in general and administrative expenses.
   o Increasing revenues in existing restaurants by improving marketing programs and customer service.
   o Selling or closing its Billy Blues Restaurant and non-performing Marco's and Pasta Co. Restaurants.
   o Renegotiating and extending the terms of the Company's existing indebtedness
   o  Obtaining additional equity capital or debt financing.

   MARCO'S RESTAURANTS. During fiscal 1998, the Company closed its restaurant located in College Station, Texas due to poor operating performance. During the first quarter of fiscal 1999, the Company closed its Lake Jackson restaurant, also due to poor operating performance. During fiscal 1999, the Company will continue to monitor the performance of each restaurant and, if necessary, close or sell those which are not profitable. No new restaurant construction is planned at this time.

   PASTA CO. RESTAURANTS. One new Pasta Co. restaurant was opened in the first quarter of fiscal 1998. Growth in the Pasta Co. concept should be achieved by concentrating on increasing customer satisfaction, focusing on controlling food costs and outsourcing labor intensive food preparation processes as a measure to reduce costs and maximize revenue. Outsourcing products will also aid in achieving product consistency from restaurant to restaurant. No new restaurant construction is planned at this time.

   BARBECUE RESTAURANTS. The Company does not plan to expand its Billy Blues Restaurant concept. As a measure to reduce costs and maximize revenues, the Billy Blues Restaurant no longer serves lunch. It is now open exclusively for dinner and evening entertainment. The Company anticipates selling the Billy Blues Restaurant in fiscal 1999. During the first quarter of fiscal 1998, the Longhorn Cafe was sold to an unaffiliated party.

   FRANCHISING. To date, no restaurants have been franchised. The Company does not intend to emphasize a franchise program for Marco's Restaurants and Pasta Co. Restaurants during fiscal 1999 unless or until the Company's profitability is restored. Management believes that franchising could provide significant growth for the Company in upcoming years.

   FOOD PRODUCTS. The Company currently produces two brands of barbecue sauce products and a spice rub. The Company's strategy to increase food product sales is focused on its Chris' & Pitt's product line and includes reinforcing existing markets, including recapturing lost commercial customers, expanding distribution to new market areas (primarily in the Sun Belt states), introducing more aggressive marketing programs, adding methods of distribution and developing new products.

   POSSIBLE SALE OF COMPANY OR ASSETS. If the Company cannot achieve profitable operations during fiscal 1999 or 2000 it will consider a sale or merger of all or part of the Company, its divisions or assets. The Company has discontinued its strategy of pursuing acquisition candidates in the restaurant industry at this time, except where any such acquisition or business combination could enhance the Company's ability to continue as a going concern.

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

      The Company periodically reevaluates restaurant sites to ensure that site selection attributes have not deteriorated below minimum standards. In the event site deterioration occurs, the Company makes a concerted effort to improve the restaurant's performance by providing physical, operating and marketing enhancements unique to each restaurant's situation. If efforts to restore the restaurant's performance to acceptable minimum standards are unsuccessful, the Company considers relocation to a proximate, more desirable site, or evaluates closing the restaurant if the Company's criteria, such as return on investment and area demographic data, do not support a relocation. Since inception through June 28, 1998, the Company has closed or sold eleven restaurants, including two in fiscal 1998, which were performing below the Company's standards primarily due to declining trade area demographics. These and future closings will be key to a successful rehabilitation of the Company. With each restaurant closing, the Company incurs losses from the disposal of fixed assets and must negotiate a lease settlement with the landlord for the restaurant location involving the settlement of future payment obligations. The Company has limited resources to make these payments. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" (hereinafter referred to as "MD&A".))

      The following table provides information with respect to the restaurants which were owned and operated by the Company as of June 28, 1998:

                                 NO. OF         APPROXIMATE
      CONCEPT                    UNITS         SQUARE FOOTAGE
      -------                    -----         --------------
      Marco's Mexican Restaurants  21           3,850 - 6,900
      The Original Pasta Co.       18           3,600 - 4,200
      Billy Blues Bar & Grill       1              8,000

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

RESTAURANT MANAGEMENT AND OPERATIONS

   MANAGEMENT AND EMPLOYEES. The management staff of the Company's restaurants consists of a general manager and assistant managers. Each Marco's and Pasta Co. Restaurant employs 30 to 40 hourly employees. The Billy Blues Restaurant employs approximately 30 hourly employees. At all of the restaurants, the general manager has the primary responsibility for the day to day operations of the restaurant and is required to comply with Company established operating standards. Many of the hourly employees work part-time.

   SUPERVISION AND TRAINING. The Company employs general managers with significant experience in the food service industry. Executive management of the Company regularly visits the restaurants to insure that the Company's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations. The restaurant general manager and designated personnel of the Company are responsible for selecting and training the employees for each restaurant. The training period for new employees lasts approximately five days and is characterized by on the job supervision by an in store trainer. Ongoing employee training remains the responsibility of the restaurant general manager. Written tests and physical observation are used to evaluate each employee's performance. In addition, training coordinators have been hired to focus on improving customer satisfaction through better employee training for both the Marco's Restaurant and Pasta Co. Restaurant concepts.

   PURCHASING AND SUPPLIES. Management negotiates directly with suppliers for food and beverage products to insure uniform quality and adequate supplies and to obtain competitive prices. The Company purchases substantially all food and beverage products and novelty items from local or national suppliers. The Company does not anticipate any difficulty in continuing to obtain food and beverage products within the localities in which the Company currently operates.

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


COMPETITION

   The restaurant industry is intensely competitive with respect to price, service, location and food quality. There are many well established competitors with substantially greater financial and other resources than the Company. Most of the Company's competitors have been in existence for substantially longer periods than the Company and are more established in the markets where the Company's restaurants are located. The Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. The restaurant business is often characterized by a high failure rate and affected by changes in consumer tastes and discretionary spending, national, regional and local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. Any change in these factors could adversely affect the Company's restaurant operations. Multi-unit foodservice operations such as those of the Company can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns, or operating issues stemming from a single restaurant. The Company attempts to manage these factors, but the occurrence of any one of these factors could cause the Company to be adversely affected. Competition in the Houston geographic area is particularly acute which may partially explain the Company's declining restaurant sales for the past three years. (See "MD&A".)


TRADEMARKS

   The mark "Marco's Mexican Restaurants" was registered in the U.S. Patent and Trademark Office on January 15, 1991 and in the State of Texas in 1987. The mark "The Original Pasta Co." was registered in the U.S. Patent and Trademark Office on October 8, 1996 and in the State of Texas in 1998. The Billy Blues Barbecue Bar & Grill and Billy Blues Barbecue Sauce logos were registered in the State of Texas in 1991. The Chris' & Pitt's mark and logo were registered prior to the Company's acquisition of the Chris' & Pitt's product line. The mark "Billy Blues" was registered in the U.S. Patent and Trademark Office on November 17, 1992 as a service mark for restaurant and bar services. The mark "Billy Blues" as a trademark for the Company's barbecue sauce was registered in the U.S. Patent and Trademark Office on October 13, 1992. The Company has no reason to believe that there are any conflicting rights which might impair the Company's use of its marks; however, there can be no assurance that such conflicting rights do not exist. The Company believes that these trademarks are valuable to the operation of its restaurants and marketing of its food products. The Company's policy is to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

GOVERNMENT REGULATION

      RESTAURANT OPERATIONS. The Company is subject to various federal, state and local laws and regulations and administrative policies affecting its business and must comply with provisions regulating health and sanitation, equal employment, minimum wages and licensing for the sale of food and alcoholic beverages. Difficulties or failures in obtaining or maintaining the required licenses or approvals could adversely affect the operations of existing restaurants. Approximately 15% of the revenues generated by the Marco's Restaurants are attributable to the sale of alcoholic beverages, while approximately 6% of the revenues generated by the Pasta Co. Restaurant and approximately 40% of the revenues generated by the Billy Blues Restaurant are the result of the sale of alcoholic beverages. The service of alcoholic beverages is material to the business of the Company. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company does not anticipate experiencing any delays or other problems in obtaining or renewing licenses or permits to sell alcoholic beverages; however, the failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's operations in that location. The Company may be subject in certain states to "dram-shop" statutes or common laws, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability insurance.

      The Company's restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits; the Immigration and Naturalization Act, which governs employee citizenship requirements; and the Americans with Disabilities Act, which governs non-discriminating employment practices and reasonable accommodations for disabled persons, both employees and customers. Significant numbers of the Company's food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, future increases in the minimum wage or decreases in the allowable tip credit will increase the Company's labor costs. The Company has experienced an increase in its labor costs on an absolute basis and as a percentage of declining sales which significantly affects the Company's profitability. Increasing labor costs may continue due to relatively tight labor market conditions. (See "MD&A".)

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

EMPLOYEES

      At September 11, 1998, the Company employed 1,370 persons of whom 30 are management and administrative personnel, 90 are restaurant management personnel, with the remainder serving as hourly restaurant employees. The Company intends to increase its management and clerical staff as needed. The Company is not a party to a collective bargaining agreement and considers its relationship with its employees to be satisfactory.

ITEM 2.     DESCRIPTION OF PROPERTY.

      As of June 28, 1998, the Company leases all of its Marco's Restaurants, Pasta Co. Restaurants and the Billy Blues Restaurant. The leases have terms that expire between 1999 and 2012 and have an average remaining term of approximately six years. The Company obtains real estate and develops its restaurants using two methods: (i) leasing the land and building (a "land/building lease"); or
(ii) leasing a "shell" where the landlord may or may not contribute to the construction of the improvements (a "shell lease"). The method the Company pursues is determined on an individual site basis, depending on the cost and location of the property and the negotiations between the Company and the owner of the desired property. Of the Company's restaurants, four are land/building leases, and thirty-six are shell leases.

      The leases generally provide for rental rates based upon a stated minimum rental and percentage rent payments based upon a certain sales base. The Company's monthly lease cost for its restaurants ranges from approximately $4,000 to $9,000 per month. Under substantially all of its leases, the Company is required to pay real estate taxes, insurance, and maintenance expenses. The Company's leases usually contain a renewal right for terms ranging from 5 to 15 years at then prevailing market rates.

      The equipment located at most of the Company's restaurants has been pledged as collateral to secure various loans, notes, and leases of the Company, including landlord liens.

      The Company's executive office is located in approximately 6,300 square feet of leased space in Houston, Texas.

      The Company considers that its properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.

ITEM 3.     LEGAL PROCEEDINGS.

      The Company is a party to a lawsuit filed by one of its vendors arising out of goods sold to Pete's Hospitality Co., Inc., ("Pete's") formerly a subsidiary of the Company. The Company had guaranteed an open account of Pete's. Pete's filed for bankrupcy and failed to pay the account. The vendor filed suit against the Company on the guarantee.

      Except as stated above, in management's opinion, the Company is not a party to any litigation other than ordinary routine matters which are incidental to the Company's business, including employee personal injury claims and disputes with vendors and suppliers. The Company believes that no current legal proceedings, individually, will have a material adverse effect upon the Company or its business. However, in the view of the Company's overall financial condition including a negative working capital position of $9.7 million at June 28, 1998, one or more of such litigation matters, or such matters in the aggregate, could have a material adverse effect on the Company if such matters are not settled on favorable terms or result in unfavorable judgments. (See "MD&A" and "Note 1 of Notes to Consolidated Financial Statements.")

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is traded on the Over The Counter Bulletin Board under the symbol of WAMA. The following table sets forth the range of low and high closing bid prices for the Company's Common Stock for the periods indicated as reported by the National Quotation Bureau, Incorporated. These prices represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                COMMON STOCK
                                                 BID PRICE
                                                ------------
            FISCAL YEAR 1997                    LOW     HIGH
            ----------------                    ---     ----
            First Quarter.....................  .50    1.06
            Second Quarter....................  .47    1.31
            Third Quarter.....................  .28     .75
            Fourth Quarter....................  .22     .50

            FISCAL YEAR 1998                    LOW     HIGH
            ----------------                    ---     ----
            First Quarter.....................  .22     .38
            Second Quarter....................  .05     .31
            Third Quarter.....................  .05     .18
            Fourth Quarter....................  .14     .32


      On September 11, 1998, the closing bid price for the Company's Common Stock was $.08 per share. As of September 11, 1998, 24,563,564 shares of the Company's Common Stock were outstanding. The Company believes that the actual number of security holders of the Company's Common Stock is approximately 2,200, including beneficial owners.

      The Company has neither paid nor declared any cash dividends on its shares of Common Stock since inception. The current policy of the Board of Directors is to retain all available earnings of the Company for use in the operation of the Company's business. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. Due to its negative shareholders' equity, the Company is precluded by law from paying cash dividends at this time. The Company is required to pay dividends on its Preferred Stock before any dividends can be paid on the Common Stock.

      With respect to sales of unregistered securities and a description therof, reference is made to Note 11 - "Related Party Transactions" to the Consolidated Financial Statements.

      On March 27, 1998, 7,500,000 shares of the Company's Common Stock were issued to Ghulam M. Bombaywala, Chief Executive Officer and director of the Company, in a private transaction based on exemption 4(2) under the Securities Act of 1933, as amended, pursuant to a Conversion and Offset Agreement in exchange for the conversion by him of $3,750,000 owed to him by the Company at a conversion price of $.50 per share. (See "Item 13. Certain Relationships and Related Transactions.")

      Amendments adopted to the listing requirements for NASDAQ Small Cap companies resulted in the delisting of the Company's Common Stock, Preferred Stock and Warrants from NASDAQ during the second quarter of fiscal 1998. To remain listed on NASDAQ, the Company's shares must trade at $1.00 or above and the Company must have a tangible net worth of $2,000,000. The Company was unable to meet the new requirements without substantial equity capital. Shareholders may find it more difficult to dispose of or obtain accurate quotations as to the value of the Company's securities.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

                                                      FISCAL YEAR
                                --------------------------------------------------------
                                   1998       1997        1996        1995         1994
                                   ----       ----        ----        ----         ----
                                        (in thousands, except per share data)
OPERATING DATA:
     Revenues                   $ 40,172    $ 49,125    $ 40,129    $ 37,652    $ 37,008
     Net Income (Loss)          $ (6,964)   $(10,913)   $     49    $ (7,037)   $ (8,360)
     Net Income (Loss) Per
       Common Share* - Basic    $  (0.42)    $ (0.83)    $ (0.02)    $ (0.82)    $ (1.10)

BALANCE SHEET DATA (end of
  period)
     Total Assets               $ 12,683    $ 16,715    $ 25,865    $ 17,672    $ 20,133
     Long-term Debt             $  7,230    $  4,985    $ 10,768    $  1,709    $  1,507

*  After giving effect to preferred stock dividends.

NOTE:   Cash dividends have never been paid on Common Stock.

The following lists significant items that may affect the comparability of the above selected financial data:

o The comparability of the information presented above is predicated upon the Company's ability to continue as a going concern of which there is substantial doubt without immediate additional financing - (See "MD&A" and "Note 1 to Notes to the Consolidated Financial Statements.")

o In the third quarter of fiscal 1998 the Marco's Mexican Restaurant in College Station, Texas was closed.

o In the first quarter of fiscal 1998 the Longhorn Cafe Restaurant - Downtown was sold.

o In the fourth quarter of fiscal 1997 Pete's Hospitality and Marco's Mexican Restaurant in Texas City, Texas were sold.

o Early in the third quarter of fiscal 1996, ten Pasta Co. restaurants were acquired (See "Item 13. Certain Relationships and Related Transactions".) The Pasta Co. contributed approximately $5 million in revenues in fiscal 1996 and approximately $14 million in revenues in fiscal 1997.

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

o Notwithstanding the restaurant acquisitions and closings described above, it should be noted that the Company's comparable store revenues have shown significant adverse declines in the past two years, 14% and 7.4% in fiscal 1998 and 1997, respectively. These declines, combined with an increase in certain costs, have negatively impacted the Company's operating and net income irrespective of any asset impairment charges or writedowns in any particular year. (See "MD&A" and "Note 1 to Notes to the Consolidated Financial Statements.")

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      The Company acquired The Original Pasta Co. on January 26, 1996. The acquisition was accounted for under the purchase method and, accordingly, the Company's Consolidated Financial Statements include the results of operations of Pasta Co. from its acquisition date.

      During fiscal 1998 the general economy was positive. Southeast Texas also has been rebounding from depressed times. The restaurant industry in general is supported by a positive economy yet the average failure rate in the restaurant business is approximately one in ten in part due to changing customer tastes, trade demographics and fierce competition. The Company has once again focused its marketing strategy around direct mail and newspaper coupons which have traditionally been successful in an effort to combat declining sales. The Company believes its restaurant concepts offer a strong price to value relationship in their markets. The Company continues to attempt to enhance and develop its concepts by offering the consumer more health conscious alternatives and daily dinner/lunch specials at an attractive price. However, as discussed below, the Company continues to suffer comparable restaurant sales declines with respect to many of its Marco's and Pasta Co. Restaurants and with respect to overall comparable restaurant sales.

      The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to 1998, 1997 and 1996 are all 52 week periods ended June 28, 1998, June 29, 1997 and June 30, 1996, respectively.

      At the end of each fiscal year, the Company had the following restaurants in operation:

RESTAURANTS:                           1998        1997        1996
-----------                            ----        ----        ----
Marco's Mexican Restaurants              21          22          23
Pasta Co. Restaurants                    18          17          13
Billy Blues Restaurant                    1           1           1
Longhorn Cafe                             0           1           1
Pete's Restaurants                        0           0           2
Hotspurs                                  0           0           1
                                       ----        ----        ----
      Total                              40          41          41
                                       ====        ====        ====

                    (This space intentionally left blank.)

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated (i) operating results as a percentage of total revenues and (ii) selected operating data for its restaurant and food product divisions.

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

                                                             FISCAL YEAR ENDED
                                                             -----------------
                                               JUNE 28, 1998   JUNE 29, 1997   JUNE 30,1996
                                               -------------   -------------   ------------
      STATEMENTS OF OPERATIONS DATA:
      ------------------------------
   Revenues
         Restaurants                                93.4%          95.1%          92.8%
         Food products                               6.6            4.9            7.2
                                                   -----          -----          -----
  Total revenues                                   100.0%         100.0%         100.0

  Costs and expenses:
        Cost of restaurant revenues: (1)
        Cost of food and beverage                   29.9           26.8           29.4
        Labor and other operations                  70.3           68.5           58.0
                                                   -----          -----          -----
                                                   100.2           95.3           87.4
      Cost of food product revenues: (2)
       Cost of food products                        44.7           93.5           52.3

      General and administrative                     7.4            8.9            6.9
      Depreciation and amortization                 11.8           12.3            5.4
      Provision for restaurant closings              1.3            2.4             --

  Interest income                                     .3             .3             .4
  Interest (expense)                                (2.4)          (2.5)          (2.1)
  Other non-operating income (expense)               1.8             .3            1.8

  Income tax provision (benefit)                      --             --             --

  Net income (loss)                                (17.3)%        (22.2)%           .1%

OPERATING DATA:
---------------
  Restaurants open at end of period                   40             41             41
  Change in comparable restaurant revenues (3)     (14.0)%         (7.4)%          (.8)%

(1) As a percentage of restaurant revenues.
(2) As a percentage of food product sales.
(3) Includes only restaurants open during the entire periods under comparison.


   For the fiscal years ended June 28, 1998, June 29, 1997 and June 30, 1996 the Company recorded revenues of $40.2, $49.1 million and $40.1 million, respectively. Before extraordinary items and the effect of preferred stock dividends, the Company recorded a net loss of $7.0 million, a net loss of $10.9 million, and net income of $49,000 for these same years, respectively. As of June 28, 1998, the Company had total current assets of $765 thousand and total current liabilities of $10.5 million, resulting in a working capital deficit of $9.7 million. The Company has funded its operating losses and expansion costs primarily through a combination of public and private offerings of debt and equity and extended payment terms, allowances and write-downs with respect to vendor payables and certain indebtedness. During the first quarter of fiscal 1998, the Company sold its Longhorn Cafe Downtown Restaurant. The Company closed its Marco's Mexican Restaurants in College Station and Lake

Jackson, Texas during the third quarter of fiscal 1998 and the first quarter of fiscal 1999, respectively, in an effort to decrease its losses.

   As discussed in more detail below, the ability of the Company to alleviate its working capital deficit, and to obtain the necessary capital resources to fund future costs associated with its operations and to continue as a going concern is dependent primarily upon, among other things: (i) its ability to generate sufficient cash flow to meet its obligations on a timely basis; (ii) obtaining additional equity capital or debt financing and renegotiating the terms of existing indebtedness; and (iii) ultimately to attain profitable operations. However, even if the Company achieves some success with its operational strategy, there can be no assurance that it will be able to generate sufficient cash flow to continue as a going concern without substantial additional capital in the short-term. The Company had negative cash flow from operations during fiscal 1998 and did not generate sufficient cash flow to meet its needs, primarily as a result of declining sales and rising labor costs and costs of food and beverage revenues.

   During fiscal 1997 and 1998, the Company experienced significant operating losses. These losses raise doubt about the Company's ability to continue as a going concern. In an effort to decrease its losses, the Company took the actions listed below:

o In June 1997, the Company reorganized its top management in an attempt to return the Company to profitability and has substantially reduced general and administrative expenses in the past year.

o In September 1997, the Company sold its remaining Longhorn Cafe Restaurants to an unrelated party in an asset purchase transaction. The Company recorded income of approximately $138,000 reflected in other income in the first quarter of fiscal 1998. The Longhorn Cafe contributed approximately $220 thousand in revenues in fiscal 1998.

o In February 1998, the Company closed its Marco's Mexican Restaurant located in College Station, Texas because the location was performing below the Company's standards primarily due to declining trade area demographics. The Company recorded a loss of approximately $49,000 on this transaction in the third quarter of fiscal 1998. The College Station, Texas location contributed approximately $359,000 in revenues in fiscal 1998.

o In August 1998, the Company closed its Marco's Mexican Restaurant located in Lake Jackson, Texas because the location was performing below the Company's standards primarily due to declining trade area demographics. The Company recorded a loss of approximately $82,500 on this transaction in the fourth quarter of fiscal 1998. The Lake Jackson, Texas location contributed approximately $558,000 in revenues in fiscal 1998.

   Until the Company is able to obtain profitable operations and cash flow from its core restaurant concepts, the Marco's Restaurants and the Pasta Co. Restaurants, the Company intends to postpone restaurant expansion from new restaurant construction. The Company plans to sell or close its non-performing Marco's and Pasta Co. Restaurants and its Billy Blues Restaurant in fiscal 1999. The Billy Blues Restaurant contributed $1.5 million in revenues in fiscal 1998 and had an operating loss of $343,000. The Company will consider material restaurant acquisitions or combinations if they could significantly enhance the projected revenues and profitability of the Company on a consolidated basis and/or allow the Company to continue as a going concern. Any material acquisition or business combination by the Company could substantially change the Company's business structure, capitalization and operating performance. As of June 28, 1998 the Company had no agreements or understandings regarding any material restaurant acquisitions or combinations. Any acquisition or combination, if unsuccessful, could materially and adversely affect the Company's ability to continue as a going concern. The Company may consider the sale of all or part of the assets of the Company if it continues to incur substantial operating losses and the terms of any such sale may be detrimental to overall shareholder value.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

      RESTAURANT REVENUES. Revenues decreased $9,194,169 or 19.7% to $37,540,093 in 1998 as compared to $46,734,262 in 1997. Revenue decreases are primarily due to (i) the closing or sale of Pete's Hospitality Restaurants and the sale of one Marco's Mexican Restaurant partially offset by the opening of one Original Pasta Co. Restaurant during 1998, and (ii) a decline in comparable restaurant revenues of 14%.

      For fiscal 1997, comparable restaurant revenues had declined by 7.4%. Management is working to improve same store sales in fiscal 1999 by changing marketing strategies to concentrate on local store marketing and improving quality and service. The decline in comparable restaurant revenues could be attributable to increased competition, the age of the Marco's and Pasta Co. Restaurants, previously unsuccessful advertising strategies, the core restaurant concepts being less compatible with changing consumer tastes or other factors. Management cannot predict whether the decline in comparable store restaurant sales will continue, but such declines are likely if management is unable to determine the cause of such declines and implement substantial remedial steps. In view of the Company's financial condition, it may not have the resources to fund changes in advertising strategy, improvements in quality and service or changes to the restaurant concepts, including their trade dress and menu items.

      Approximately 12% of restaurant revenues were derived from the sale of alcoholic beverages for fiscal 1998 and 20% in fiscal 1997.

      FOOD PRODUCTS REVENUES. Revenues increased by $240,957 due to an aggressive marketing program.

      COST OF RESTAURANT REVENUES. Costs of food and beverage revenues as a percentage of restaurant sales increased from 26.8% in 1997 to 29.9% in 1998. The increase is due in part to increases in prices of certain high volume products used in menu item preparation. In addition, due to the Company's financial condition and payment terms with suppliers, the Company is unable to obtain the most favorable pricing. Significant changes in this percentage are not anticipated for fiscal 1999. However, management is unable to predict future product costs or the impact of any increases in such costs on the Company's future results of operations.

      Labor and other restaurant operating costs include all other unit-level operating expenses, comprised principally of labor and benefits, operating supplies, rent, utilities, repair and maintenance, pre-opening expenses, advertising and other costs. A substantial portion of these expenses are fixed or indirectly variable. These costs increased as a percentage of restaurant revenues from 68.5% in 1997 to 70.3% in 1998 due to lower sales and increased labor costs associated with the federal minimum wage rate increase in September 1997 and a tightening labor market. These factors are expected to continue to put upward pressure on the Company's labor costs.

      COST OF FOOD PRODUCTS REVENUES. The cost of food products as a percentage of food product revenues decreased from 93.5% in 1997 to 44.7% in 1998 due to operational efficiencies and an agressive marketing strategy implemented in 1998.

      GENERAL AND ADMINISTRATIVE EXPENSE. These expenses decreased by $1,381,786 from $4,364,147 in 1997, to $2,982,361 in 1998 due to the reorganization of corporate and management personnel and decreases in management and corporate office personnel.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased from $6,035,811 in 1997 to $4,755,760 in 1998. The decline is due primarily to the sale of Pete's Hospitality in fiscal year 1997 offset by an impairment of Pasta Co. goodwill of $2,600,000.

      PROVISION FOR CLOSED RESTAURANTS. In fiscal 1997, the Company recorded a provision for restaurant closings of approximately $1.2 million as a result of management's decision to either close or sell its interest in the Billy Blues Restaurant. The provision included the write-down of assets to net realizable value. In 1998, the Company recorded an additional $115,084 for the closing of its Marco's Mexican Restaurant in Texas City, Texas. The assets of this restaurant were sold in the fourth quarter of fiscal 1997. The buyer defaulted on the loan agreement. Therefore, the location was repossessed and an additional provision established.

      INTEREST INCOME. Interest income of $120,186 in fiscal 1998 and $121,260 in fiscal 1997 resulted primarily from a note receivable from Mr. Bombaywala.

      INTEREST EXPENSE. Interest expense decreased from $1,220,666 in 1997 to $997,609 in 1998 due primarily to the principal payment of $1,250,000 on the 12% subordinated notes as well as conversion of debt to equity owed to Mr. Bombaywala. (See "Item 13. Certain Relationships and Related Transactions.")

      OTHER INCOME, NET. Other income, net, increased by $571,896 from 1997 to 1998 due to a gain of approximately $138,000 on the sale of a Longhorn Cafe restaurant and recovery of a previously written-off note from a former related party of approximately $454,000. (See "Item 13. Certain Relationships and Related Transactions".)

      INCOME TAXES. The Company had no income tax provision nor benefit in fiscal 1998 or fiscal 1997.

      NET INCOME (LOSS). As a result of the changes in the relationships between revenues and costs and expenses described above (decreasing revenues and increasing labor and costs of food and beverage), the Company recorded a net loss of $10,912,775 in 1997 and a net loss of $6,964,084 in fiscal 1998. The losses in fiscal 1997 included the asset writedowns of approximately $4.5 million for the Chris & Pitt's Barbecue Sauce line and restaurant closings and losses in fiscal 1998 include the asset writedowns of $2,600,000 for Pasta Co.

      MANAGEMENT'S PLANS. Management's plans to return to profitability include the following:

     o Increasing revenues from the sale of food products by reinforcing existing markets, expanding distribution to new market areas, introducing more aggressive marketing programs, adding methods of distribution and developing new products.

     o  Further reductions in operating expenses through improved cost controls.

     o  Further reductions in general and administrative expenses.

     o Increasing revenues in existing restaurants by improving marketing programs and customer service.

     o Selling or closing its Billy Blues Restaurant and non-performing Marco's and Pasta Co. Restaurants.

     o Renegotiating and extending the terms of the Company's existing indebtedness.

     o  Obtaining additional equity capital or debt financing.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

      REVENUES. Total revenues increased 22.4% or $9.0 million in fiscal 1997 over fiscal 1996. Revenues increased approximately $9.3 million due to having owned the Pasta Co. Restaurants for a full year in fiscal 1997 versus approximately half of fiscal 1996. This increase includes revenues contributed by four new Pasta Co. Restaurants opened in fiscal 1997, two opened late in the second quarter and two opened late in the fourth quarter. Revenues related to these new stores were approximately $1.8 million. Conversely, comparable restaurant revenues declined 7.4% compared to a decline of .8% in fiscal 1996, which the Company believes was a result of, among other things, extremely competitive conditions and a general softness in restaurant sales in the Company's Houston, Texas market and the factors discussed for fiscal 1998. Furthermore, fiscal 1996 contained approximately $390,000 of revenue related to a fair in the State of Washington that was not included in fiscal 1997. The sale of one of the Longhorn Cafes during fiscal 1996 further reduced revenues. The remaining Longhorn Cafe contributed $.9 million in revenues in fiscal 1997.

      Approximately 20% of restaurant revenues were derived from the sale of alcoholic beverages in fiscal 1997 versus 16% from fiscal 1996.

      OPERATING COSTS AND EXPENSES. Generally, all restaurant related and administrative costs increased due to an overall increase in revenue by 22.4% primarily as a result of incorporating the Pasta Co. Restaurants operations for a full year versus one-half year in fiscal 1996. Furthermore, these costs increased due to the opening of four new Pasta Co. Restaurants in fiscal 1997. Food and beverage costs increased 14.5% overall (but declined as a percentage of revenue from 29.4% to 26.8%). Labor costs increased 26.2% overall additionally due to an increase in the minimum wage in October 1996, a tightening labor market, increased restaurant staff coverage to meet customers needs and as a result of the additional Pasta Co. Restaurants which are more labor intensive than the Marco's Restaurants. Costs of other restaurant operations increased 72.9% and include remodeling costs for Marco's Restaurants, preopening costs for four Pasta Co. Restaurants, research and development costs for Marco's and Pasta Co. menus, and advertising and marketing for the restaurant concepts. Advertising and marketing increased by approximately $987,000 due to new television and radio promotions undertaken in fiscal 1997. During fiscal 1997 provisions of $1.1 million for the anticipated losses on the sale or closure of the Billy Blues Restaurant and $75,000 for the sale of the Texas City, Texas Marco's location were recorded as provisions for restaurant closings. Management intended, but was unable, to sell or close the Billy Blues Restaurant in fiscal 1998, which contributed $1.9 million in revenues in fiscal 1997.

      General and administrative costs increased 58.6% or $1.6 million over fiscal 1996 and include corporate salaries and wages, legal fees and settlements and professional fees. Legal fees included approximately $200,000 for settlement of various claims. Additional expenses included costs to develop and market the Company's franchise program which was put on hold in fiscal 1998. Corporate salaries for fiscal 1997 included $120,000 of deferred salary and bonus for Ghulam Bombaywala, Chairman of the Board and Chief Executive Officer. No salary or bonus was taken by Mr. Bombaywala in the previous two years.

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

      In the fourth quarter of fiscal 1997, the Company deemed the intangible assets associated with Chris' & Pitt's Barbecue Sauce to be impaired. Management estimated the fair value and, accordingly, an impairment expense of approximately $3.45 million was recorded during 1997 and is included in depreciation and amortization expense.

NON-OPERATING INCOME (EXPENSE)

      Interest expense increased 43.6% primarily due to interest on debt related to the acquisition of Pasta Co. in January 1996. (See "Item 13. Certain Relationships and Related Transactions.")

INCOME TAX

      The Company had no income tax provision nor benefit in fiscal 1997 or fiscal 1996.

NON-OPERATING INCOME (EXPENSE)

      A loss of approximately $750,000 was recorded on the sale of Pete's Hospitality concept sold in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has primarily incurred losses from operations and, as of June 28, 1998, has an accumulated deficit of $37,277,169.

      During fiscal 1998, net cash flow used in operating activities totaled $845,623 primarily due to depreciation and amortization of $4,755,760 added back to net income, offset by an increase in accrued liabilities and accounts payable of $535,175. Investing activities utilized $354,613 of cash, principally resulting from purchases of property and equipment. Financing activities provided $1,027,469 of cash, due to additional borrowings.

   During fiscal 1997, net cash provided by operating activities of $385,783 was primarily due to adding back of non-cash deductions from depreciation and amortization of $6,035,811, provision for restaurant closings of $1,175,434, and increase in accounts payable and accrued liabilities of $2,027,007. Net cash of $606,131 used in investing activities was primarily due to cash outflow for purchases of restaurant property and equipment in excess of proceeds from the sale of property and equipment. Net cash provided by financing activities totaling $20,724 was due to proceeds from borrowings in excess of repayments of borrowings, and purchase of treasury stock.

   During fiscal 1996, net cash flow from operating activities totaled $1,346,354 primarily due to depreciation and amortization added back to net income, offset by a reduction in accrued liabilities. Investing activities utilized $1,616,660 of cash, principally resulting from purchases of property and equipment. Financing activities utilized $1,368,257 of cash, primarily due to net payments on borrowings. In March of 1996, the Company received proceeds from a $1.2 million bank loan, of which approximately $860,000 was used to pay off an existing loan.

      The Company has a working capital deficit of approximately $9.7 million at June 28, 1998. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital, refinance its debt and to ultimately attain profitable operations. (See "MD&A - Results of Operations" above) The Company did not generate adequate cash flow to meet its needs in fiscal 1998. The Company needs immediate capital in the short-term and additional capital in the long-term to meet its needs which are identified below. The Company cannot generate positive cash flow from operations unless it can increase its sales and achieve further cost reductions. Even if profitable operations can be achieved by the Company in the short-term, it will not have sufficient cash flow to cover general and administrative expenses, materially reduce its payables and accrued liabilities and meet its debt service requirements.

      Management's plans include the following:

      o  Decreasing food and labor costs while increasing revenues.

      o Increasing revenues in existing restaurants by improving marketing programs and customer service.

      o Increasing revenues from the sale of food products by reinforcing existing markets, expanding distribution to new market areas, introducing more aggressive marketing programs, adding methods of distribution and developing new products.

      o  Obtaining additional equity capital or debt financing.

      o  Selling or closing its Billy Blues Restaurant.

      o  Selling or closing its other non-performing restaurants.

      The material capital commitments of the Company for fiscal 1999 are as follows:

      o Reduction of the Company's working capital deficit, including payments on notes, accounts payable and accrued liabilities.

      o Accumulation of funds for the payment of the principal balance of $1.25 million currently owed on the $3 Million 12% Subordinated Notes. The notes were due July 10, 1998, but have been extended to December 31, 1999. A principal payment of $100,000 was made on September 1, 1998, with a principal payment of $150,000 due December 31, 1998.

      o Accumulation of funds for the payment of the principal balance of $1 million owed on the note payable to an unaffiliated foreign investor due June 1999. Unless a settlement agreement can be reached, the Company is in default on this note and received a notice of acceleration and default on September 11, 1998.

      o Funding of negative cash flow from operations if operating results are not improved. Increasing sales (or preventing further sales declines) and controlling or reducing operating costs will be critical for the Company to generate positive operating cash flow.

      In the first quarter of fiscal 1998, the Company opened one new Pasta Co. Restaurant. Pasta Co. Restaurants require an initial capital investment of approximately $400,000. Of this amount, the Company financed approximately half of the investment using the acquired assets as collateral. The Company financed the balance through cash flow from operations. There are no further plans to open new restaurants during fiscal 1999 due to capital restraints and overall operating results at existing restaurants.

      The Company may achieve positive cash flow from operations in fiscal 1999, principally from its Marco's and Pasta Co. Restaurants, only if it can increase its restaurant sales and reduce its labor and other operating costs. As discussed in "Results of Operations", the Company has been unable to reverse the 21.4% decline in comparable restaurant sales over the last two fiscal years. The Company may experience further sales declines in fiscal 1999 which could have a material adverse effect on the Company's liquidity if additional financing is not available. During the first quarter of fiscal 1998, the Company sold its remaining Longhorn Cafe Restaurant to raise additional cash. The Company also plans to supplement cash flow from operations by selling its last barbecue restaurant, Billy Blues. However, cash generated from operations, if any, will not be sufficient to meet all of the Company's fiscal 1999 capital commitments set forth above. Without debt refinancing or additional debt or equity financing in the short-term, the Company will not be able to (i) reduce its current working capital deficit (ii) repay the $1.25 million balance of the Subordinated Notes due December 31, 1999,(iii) repay the $1 million note due June 1999, or
(iv) fund negative cash flow from operations if the Company's negative operating cash flow continues. There is no assurance that the Company will be able to refinance its debt or obtain additional debt or equity financing in the short term or long-term. The Company has not been successful in raising debt or equity financing in fiscal 1998.

      For fiscal 1998 the Company had negative cash flow from operations of $845,623. The Company did not have sufficient cash flow during fiscal 1998 to satisfy its direct operating expenses and pay its substantial indebtedness and reduce its accounts payable and short-term liabilities which increased $2,027,007 in fiscal 1997 and $535,175 in fiscal 1998. The Company cannot continue to fund negative cash flow from operations and meet its other obligations by increasing its payables to vendors in the short or long-term. In order to meet its liabilities and obligations, the Company was required to obtain additional debt financings and borrowings as discussed above, renegotiate and extend the terms of various borrowings and renegotiate and extend the amounts and the timing of payment to various vendors.

      The Company may experience further losses or negative cash flow from operations in fiscal 1999. Continued losses raise doubt about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. If the substantial losses continue, the value of the Company's long-lived assets may become further impaired resulting in further write-downs to such assets to their estimated fair value.

      The inability of the Company to obtain additional financing and achieve profitable operations and positive cash flow has resulted in the curtailment of the Company's expansion activities which may continue indefinitely. Cash generated from operations will not be sufficient to allow the Company to timely meet all of its obligations and commitments. Since it has been unable to obtain profitable operations and positive cash flow from operations, or additional financing, the Company has curtailed its expansion, is selling non-core assets and is seeking further financings on terms which may prove unfavorable to the Company and its shareholders. If operating results do not improve or if additional financing is not available, the Company may be forced to further curtail or reduce its operations or sell all or part of its core assets on terms unfavorable to its shareholders. The Company has not been able to raise any material debt or equity financing in fiscal 1998 although it has renegotiated, consolidated and/or extended certain indebtedness.

      YEAR 2000 ISSUES. The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or systems failures. The Company utilizes a number of computer programs in its operations. The Company has retained a consultant to assess the potential impact of the year 2000 on its own operations. In addition, the Company is also evaluating the year 2000 readiness of those third parties, including vendors and suppliers, with whom the Company does business, and the potential impact on the Company if these third parties are unable to address this issue in a timely manner. The Company has not completed its assessment, but currently believes that the costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources necessary to resolve any significant year 2000 issues in a timely manner. The Company is presently evaluating its estimated costs for the year 2000 conversion.

      NEW ACCOUNTING STANDARDS. In May 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which changes the manner in which earnings per share (EPS) amounts are calculated and presented. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Fully diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents. Stock options are regarded as common stock equivalents and are computed using the treasury stock method. Stock options will have a dilutive effect under the treasury stock method when the average market price of the common stock during the period exceeds the exercise price of the options.

      In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure", which establishes standards for disclosing information about the Company's capital structure. This statement does not change any previous disclosures but consolidates them in this statement for ease of retrieval and greater visibility.

      In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which established standards for reporting and displaying comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement requires incremental financial statement disclosure, and thus will have no effect on the Company's financial position or results of operations.

      FORWARD-LOOKING INFORMATION. Information in this Annual Report and Form 10-K contains forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. When used in this Annual Report and Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "probably" and similar expressions, as they relate to the Company, its operations or management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, and are subject to certain risks, uncertainties, and assumptions relating to the operations and results of operations of the Company, competitive factors and pricing pressures, shifts in consumer demand, the costs of products and services, general economic conditions, and the acts of third parties, as well as other factors described in this Annual Report and Form 10-K, and, from time to time, in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended, or the like.

ITEM 8.     FINANCIAL STATEMENTS.

      The financial information required by this Item is found beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      As previously reported in a Form 8-K filing dated August 20, 1997, incorporated herein by reference, the Company changed its principal independent accountant. (See "Item 10. Directors and Executive Officers of the Registrant - Committees and Fees.)

                  (This space is intentionally left blank.)

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

      The following table sets forth the names, ages, titles and dates of employment of the members of the Board of Directors and the executive officers of the Company.

                                                                         TERM OF
                                                                         OFFICE
        NAME              AGE                 POSITION                    SINCE
        ----              ---                 --------                   -------
Ghulam Bombaywala(1)      43   Chairman of the Board, Chief Executive      1994
                               Officer President, Chief Operating Officer
                               and Director
Sarosh J. Collector(2)(3) 50   Director                                    1995
Michael S. Chadwick(2)    46   Director                                    1994
Nico B. Letschert(3)      43   Director                                    1994
Philip M. Mount           40   Director                                    1994
Darrin Straughan          37   Director                                    1998

(1) The principal financial and accounting officer resigned in July 1997 and has not been replaced. Mr. Bombaywala is currently signing in these capacities.
(2) Member of the Audit Committee of the Board of Directors.
(3) Member of the Compensation Committee of the Board of Directors.

      GHULAM BOMBAYWALA was elected as a director of the Company on August 5, 1994. Effective September 21, 1994, Mr. Bombaywala was elected Chairman of the Board of Directors and Chief Executive Officer of the Company. Since 1984, Mr. Bombaywala has served as sole director of Marco's. Mr. Bombaywala also served as President and Chairman of the Board of Directors of the publicly traded Two Pesos, Inc. from April 1990 to June 1993 when it was sold to Taco Cabana, Inc. Mr. Bombaywala is also a shareholder and President of James Original Coney Island, Inc., the corporation owning the James Coney Island restaurants which serve hot dogs and chili. Mr. Bombaywala serves on the Board of Directors of the Sam Houston Area Boy Scouts of America, the National Conference of Christians and Jews, and the United Way of Texas Gulf Coast.

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

      PHILIP M. MOUNT has been a director of the Company since August 5, 1994 and is a partner with the law firm of Kelly, Sutter, Mount & Kendrick. Mr. Mount has engaged in the practice of law in Houston, Texas since 1983. Mr. Mount's principal areas of practice are corporate finance and securities. Mr. Mount received his B.B.A. with honors from the University of Texas at Austin in 1980 and a J.D. from the University of Houston College of Law in 1983. From August 1990 until its acquisition in 1993, Mr. Mount served as a director and a member of the Compensation and Executive Committees of Two Pesos, Inc., a publicly traded Houston, Texas based restaurant company. Mr. Mount is also a member of the Board of Directos of Star Resources Corporation, a corporation organized under the laws of British Columbia, which is public company traded on the Vancouver and Toronto Stock Exchanges in Canada and the OTC Bulletin Board in the United States.

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

      DARRIN STRAUGHAN has been a director of the Company since April 2, 1998. Mr. Straughan has served as Vice President of James Original Coney Island, Inc., the corporation which owns the James Coney Island restaurant chain, since 1993. From 1986 to 1993, Mr. Straughan was Director of Marketing for Kettle Restaurants. Mr. Straughan also provides operational consulting services to the Company pursuant to a Professional Services Agreement under which he has received options to purchase 100,000 shares of the Company's Common Stock, vesting over a period of three years, at an exercise price of $.14 per share. Such compensation is not in consideration for any service provided by Mr. Straughan as director of the Company.

COMMITTEES AND FEES

      The Board of Directors of the Company has established an Audit Committee and a Compensation Committee. The purpose of the Audit Committee is to review and make recommendations to the Board of Directors with respect to the engagement of the Company's independent public accountants, reviewing with such accountants the plans for and the results and scope of the auditing engagement and certain other matters relating to the services provided to the Company, including the independence of such accountants. The Audit Committee met in August 1997 and approved a change of principal independent accountants for the fiscal year 1997 audited financial statements. Mann, Frankfort, Stein & Lipp, P.C. was engaged as the Company's principal independent accountant to replace PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) who resigned on August 20, 1997.

      The Compensation Committee reviews on behalf of, and makes recommendations to, the Board of Directors with respect to compensation of executive officers and key employees of the Company and administers the Company's Stock Compensation Plan (the "Stock Compensation Plan"). The Compensation Committee held two meetings during the fiscal year ended June 28, 1998.

      Each director who is not an employee of the Company is entitled to be paid $250 for each meeting of the Board of Directors attended (exclusive of telephonic meetings) and $250 for each meeting of a Committee of the Board of Directors attended (exclusive of committee meetings occurring on the same day as Board Meetings), and are reimbursed for expenses incurred in attending such meetings. Directors who are employees of the Company are not paid any additional compensation for attendance at Board of Directors or Committee meetings. During fiscal 1998 the Directors chose to forego any compensation for attending meetings. During fiscal 1998, the Board of Directors conducted nine meetings, and approved actions undertaken by management of the Company by unanimous written consent.

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

      Based solely on its review of the copies of such report forms received by it with respect to fiscal year 1998, or written representations from certain reporting persons, the Company believes that filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act.


ITEM 11.    EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION INFORMATION

      The following table sets forth certain information regarding all cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as other compensation paid or accrued, during the Company's fiscal year ended June 28, 1998, to the Company's Chief Executive officer and to those other executive officers who received salary and bonus compensation in excess of $100,000 during the fiscal year (the "named executive officers").

                          SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM COMPENSATION
                                                   ANNUAL COMPENSATION                      AWARDS                    PAYOUTS
                                            -----------------------------------     -------------------------         -------
                                                                                     RESTRICTED  SECURITIES
                                                                        OTHER ANNUAL   STOCK     UNDERLYING       LTIP   ALL OTHER
                                                                       COMPENSATION(2) AWARD(S) OPTIONS/SARS(3) PAYOUTS COMPENSATION
 NAME AND PRINCIPAL POSITION       YEAR        SALARY($)       BONUS($)      ($)         ($)         (#)           ($)      ($)
 ---------------------------       ----        ---------       --------      ---         ---         ---           ---      ---
Ghulam Bombaywala, Chairman of     1998      $120,000(1)        $-0-        $-0-        $-0-         $-0-        $-0-     $-0-
the Board and Chief Executive      1997      $ 60,000(1)   $  60,000(1)      -0-         -0-          -0-         -0-      -0-
Officer                            1996           -0-            -0-         -0-         -0-          -0-         -0-      -0-

(1) Includes salary or bonus amounts earned but deferred at the officer's election.
(2) Excludes certain incidental perquisites, the total of which did not exceed the lesser of $50,000 or 10% of cash compensation for any named individual.

OPTION GRANTS AND EXERCISES DURING FISCAL YEAR 1998

      There were no options to acquire shares of Common Stock granted to the Chief Executive Officer, nor were any options exercised by the Chief Executive Officer during fiscal year 1998. The Company does not have any outstanding Stock Appreciation Rights ("SARs").

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee of the Company is currently comprised of two persons selected by the Board of Directors. Throughout fiscal 1998, Nico B. Letschert and Sarosh J. Collector served on the Compensation Committee. Nico B. Letschert was the President of Noble Investment Co. of Palm Beach ("Noble") and is the Chief Executive Officer of Noesis Capital Corp. ("Noesis"). Sarosh J. Collector is a certified public accountant and President of the Houston based accounting firm of Collector, Dart & Moore, P.C.

      Darrin Straughan, a director of the Company, is the Vice President of James Original Coney Island, Inc., a privately-held corporation which owns the James Coney Island restaurants. Mr. Bombaywala, Chief Executive Officer and a director of the Company, is a shareholder and director of James Original Coney Island, Inc. and also serves as its President. (See "Item 13.
Certain Relationships and Related Transactions").

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

      The Bombaywala Agreement expired April 30, 1997, however, during the second quarter of fiscal 1998, the Board of Directors approved a one year extension of the Bombaywala Agreement, increased Mr. Bombaywala's base salary to $120,000 and awarded Mr. Bombaywala a bonus of $60,000 for fiscal 1997. During the fourth quarter of fiscal 1998, the Board of Directors approved a second extension of the Bombaywala Agreement to April 30, 1999 with the same base salary of $120,000. No bonus was awarded to Mr. Bombaywala for fiscal 1998.

      Mr. Bombaywala has elected to defer any salary or bonus due and owing to him under his employment agreement for fiscal 1998 and all prior years for an indefinite period of time. The Bombaywala Agreement also provides for health, medical and life insurance benefits and allows participation in the Company's employee benefit plans. The Bombaywala Agreement contains provisions for employment on a full time basis, as well as payments upon termination and payment of bonuses. The non-competition provisions of the Bombaywala Agreement provide that upon termination, Mr. Bombaywala will not engage or participate in a barbecue or Mexican restaurant business within a radius of ten miles of any existing or proposed barbecue or Mexican restaurant owned, licensed, managed or operated by the Company for a period of twelve months beginning on the date of termination of the Bombaywala Agreement. All amounts due to Mr. Bombaywala have been accrued.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Compensation Committee, currently consisting of Messrs. Collector and Letschert, determines the compensation of the Company's sole executive officer, Mr. Bombaywala.

      Mr. Bombaywala decided to waive any salary or bonus in fiscal 1995 and fiscal 1996 due to the fact that the Company has been and is in the process of a "turnaround." For fiscal 1997, Mr. Bombaywala deferred a salary of $60,000 per year and a bonus of $60,000 for an indefinite period of time. For fiscal 1998, Mr. Bombaywala deferred a salary of $120,000 for an indefinite period of time. The Compensation Committee agreed with Mr. Bombaywala's decision to forego any salary or bonus during fiscal 1995, 1996, 1997 and 1998. The compensation which would have been payable to Mr. Bombaywala through fiscal 1998 was determined by the original Bombaywala Agreement, which was negotiated between the Company and Mr. Bombaywala when Marco's was acquired in fiscal 1994. As discussed above, the Board of Directors elected to amend the Bombaywala Agreement in fiscal 1998.

      Mr. Bombaywala owns 13,458,889 shares of the Company's Common Stock or approximately 53.7% of the outstanding shares. Included in this calculation is the following: Mr. Bombaywala received warrants with the right to purchase 222,222 shares of the Company's common stock at a price of $1.00 per share, which were subsequently repriced to $.25 per share, issued in connection with the issue of the 12% Subordinated Notes in December 1994. When Mr. Bombaywala converted his 12% Subordinated Note to the 11% Convertible Subordinated Note he received warrants with the right to purchase 50,000 shares of the Company's Common Stock at $1.50 per share. As an incentive to Mr. Bombaywala for converting his note, his 222,222 warrants were not canceled. On March 27, 1998 pursuant to the Conversion and Offset Agreement, Mr. Bombaywala received 7,500,000 shares of Common Stock. (See "Item 13. Certain Relationships and Related Transactions".)

      In April 1998, the Compensation Committee considered the terms of compensation to Mr. Bombaywala for the extension of personal guarantees and other consideration made or provided by Mr. Bombaywala on behalf of the Company. The Committee received and evaluated information received from Mr. Bombaywala and the Company and determined that Mr. Bombaywala had personally guaranteed at least $10.5 million in debt and lease obligations of the Company. Mr. Bombaywala also committed to guarantee up to $5,000,000 of additional Company obligations if requested or necessary. The Compensation Committee reported and referred the matter to the full Board of Directors for consideration. On May 1, 1998 the Board of Directors approved the issuance to Mr. Bombaywala of warrants to purchase 10,000,000 pre-reverse stock split shares of the Company's Common Stock at the pre-reverse stock split exercise price of $.14 per share. The Board decided to seek approval prior to the issuance of the warrants from the Company's independent shareholders (all shareholders excluding Mr. Bombaywala) and received a fairness opinion for the transaction from a third-party. However, at this time the Board has decided to defer the issuance of the warrants to Mr. Bombaywala for an indefinite period of time. If in the future the Board decides that it is in the best interests of the Company to issue the warrants to Mr. Bombaywala, the Board will seek shareholder approval at the next annual meeting or at a special meeting.

      The Compensation Committee believes that Mr. Bombaywala is very motivated due to his stock ownership and warrant rights and financial commitment to the Company to represent the interests of all stockholders and maximize the performance of the Company. The Compensation Committee believes the salary payable to Mr. Bombaywala pursuant to his employment agreement to be less than the amount a CEO of a public company of comparable size would receive. The Compensation Committee agrees with Mr. Bombaywala's decision, as stated above, to defer all cash compensation payable to him as salary and bonuses since 1995 until the Company's operating performance improves.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of September 11, 1998, by
(i) each person who is known by the Company to beneficially own 5% or more of the Common Stock, (ii) each director and named executive officer of the Company, and (iii) all officers and directors of the Company as a group. Unless otherwise noted, the persons and entities named below have sole voting and investment power with respect to such shares.

                                                       SHARES BENEFICIALLY OWNED
                                                       -------------------------
NAME OF BENEFICIAL OWNER                                  NUMBER       PERCENT
------------------------                                  ------       -------
Ghulam Bombaywala(1)                                     23,458,889     67.3%
Michael S. Chadwick(2)(6)                                   155,444         *
Nico B. Letschert(3)(6)                                      82,054         *
Philip M. Mount(4)(6)                                        65,222         *
Sarosh J. Collector(5)(6)                                    29,000         *
Darrin Straughan (7)                                        100,000         *
GTI Partners, LLC (8)                                     9,500,000     27.8%

All officers and directors as a group (6 persons)        23,890,609     69.0%
-------------
* Indicates ownership of less than or equal to one percent of the outstanding Common Stock of the Company.

(1) Mr. Bombaywala's address is 11111 Wilcrest Green, Suite 350, Houston, Texas 77042. Includes warrants to purchase 222,222 shares of Common Stock issued in connection with the Company's 12% Subordinated Notes. Includes warrants to purchase 50,000 shares of Common Stock issued in connection with the Company's 11% Convertible Subordinated Notes. Includes the warrants to purchase 10,000,000 shares of Common Stock if the Company's independent shareholders approve the issuance of 10,000,000 warrants to Mr. Bombaywala at the Company's next Annual Meeting of Shareholders. Mr. Bombaywala holds the voting rights to 9,500,000 shares represented by the warrants issued or issuable to GTI Partners, LLC. Mr. Bombaywala disclaims beneficial ownership to the shares issuable to GTI and such shares are not included as shares beneficially owned by Mr. Bombaywala in the table above. (See "Item
     13. Certain Relationships and Related Transactions.")


(2) Mr. Chadwick's address is 3100 Chase Tower, Houston, Texas 77002. Includes warrants to purchase 135,444 shares of Common Stock issued in connection with the Company's 12% Subordinated Notes. (See "Item 13. Certain Relationships and Related Transactions.")

(3) Includes warrants to purchase 45,000 shares of Common Stock originally issued to Noble Investment Co. under the terms of the 1993 Regulation S offering and subsequently assigned to Mr. Letschert. Includes 21,000 shares of Common Stock issuable to Mr. Letschert upon the conversion of $105,000 in 9% Debenture principal, at a conversion ratio of one share of Common Stock for each $5.00 in principal converted. Mr. Letschert may acquire the 9% Debentures in the principal amount of $105,000 upon the exercise of warrants originally granted to Noble as placement agent for the Company's offering of 9% Debentures and subsequently assigned to Mr. Letschert. Mr. Letschert's address is 1801 Clint Moore Road, Suite 100, Boca Raton, Florida 33487.

(4) Mr. Mount's address is 1600 Smith, Suite 3700, Houston, Texas 77002. Includes warrants to purchase 45,222 shares of Common Stock issued in connection with the Company's 12% Subordinated Notes.

(5) Mr. Collector's address is 3000 Richmond Avenue, Suite 270, Houston, Texas 77002.

(6) Includes options to purchase 20,000 shares of Common Stock granted under the Company's Stock Compensation Plan.

(7) Mr. Straughan's address is 11111 Katy Frwy., Suite 700, Houston, Texas 77079. Includes options to purchase 100,000 shares of the Company's Common Stock, which options are exercisable as to 33,000 shares after April 2, 1999, as to an additional 33,000 shares after April 2, 2000, and as to the remaining 34,000 shares after April 2, 2001. (See "Item 13. Certain Relationships and Related Transactions.")

(8) All beneficial ownership is derived from warrants, 8,500,000 of which is contingent and 1,000,000 of which is not. (See "Item 13. Certain Relationships and Related Transactions.")

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In the fourth quarter of fiscal 1997 the Company sold Pete's Hospitality Co., Inc., ("Pete's") a wholly-owned subsidiary, pursuant to a Stock Purchase Agreement, to Angelo Pitillo, former President, Chief Operating Officer and director of the Company. Mr. Pitillo acquired all of the issued and outstanding shares of Pete's in exchange for a promissory note of Pete's payable to the Company in the principal amount of $300,000 (the "Pete's Note"). The Pete's Note accrues interest at the rate of 10% per annum over approximately five years. The Pete's Note is secured by the assets of Pete's. The Company recorded a loss of approximately $750,000 on the transaction. On December 18, 1997, Pete's Hospitality Co., Inc. filed for bankruptcy. Therefore, the Company wrote off the note receivable balance of $294,904 in fiscal 1998. The Company is a secured creditor of the bankrupt estate, however, there is no assurance that there will be sufficient assets in the estate to fully satisfy the claims of all creditors, including the Company's, in whole or in part.

      Ghulam M. Bombaywala, the Company's Chief Executive Officer and director, has an ownership interest in and participates in the management of other businesses, including James Original Coney Island, Inc., the Houston-based corporation which owns the James Coney Island restaurant chain.

      On April 2, 1998 the Company entered into a Professional Services Agreement with Darrin Straughan to provide operational consulting services to the Company and its subsidiaries. As compensation for his services, Mr. Straughan was issued stock options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.14 per share. The stock options vest pro rata over a period of three years. Mr. Straughan is a director of the Company and the Vice President of James Original Coney Island, Inc., the corporation which owns the James Coney Island restaurant chain.

      Mr. Bombaywala has an employment contract with the Company providing for annual compensation of $120,000. (See "Item 11. Executive Compensation - Employment Contracts.")

      On May 1, 1998 the Board of Directors of the Company adopted a resolution approving the issuance to Mr. Bombaywala of warrants to purchase 10,000,000 pre-reverse stock split shares of the Company's Common Stock at the pre-reverse stock split exercise price of $.14 per share, which was the market price of the stock on April 2, 1998 when the Board of Directors first considered a proposal to compensate Mr. Bombaywala for the bank loans, notes, accounts payable, taxes, contracts and leases that he had personally guaranteed on behalf of the Company in order for the Company to continue to do business.

      In approving the issuance of the warrants to Mr. Bombaywala, the Board considered, among other things, (i) its prior commitment to Mr. Bombaywala to compensate him for his personal guarantees of Company obligations and his loans and advances to the Company (collectively the "Guarantees"), (ii) the importance of the Guarantees to the Company's financial survival and the aggregate amount of such Guarantees, particularly in the past year, (iii) the personal risk of the Guarantees to Mr. Bombaywala and the pledge of his personal assets to partially collateralize certain of the Guarantees, (iv) the fact that the market price of the Company's Common Stock was equal to the exercise price of the warrants at the time of the request by Mr. Bombaywala, (v) the short- and long-term value to the Company of the commitment of Mr. Bombaywala to guarantee up to $5 million of future obligations of the Company if requested by the Company for additional financing or the renewal of existing leasehold or debt obligations of the Company, (vi) the waiver and/or accrual and nonpayment of all prior compensation payable to Mr. Bombaywala as an executive officer of the Company, (vii) the lock-up agreement with respect to the shares underlying the warrants, and (viii) the fact that the Company will pursue a fairness opinion with respect to the warrants and approval of the independent shareholders of the Company with respect to the issuance of the warrants.

      The warrants will have a four year term and the underlying shares will be subject to a two year lock-up agreement which will expire if a total of $5 million in debt or equity financing is raised by the Company within the two year period.

      At this time the Board has decided to defer the issuance of the warrants to Mr. Bombaywala for an indefinite period of time. If in the future the Board decides that it is in the best interests of the Company to issue the warrants to Mr. Bombaywala, the Board will seek shareholder approval at the next annual meeting or at a special meeting.

      On May 13, 1998 the Company entered into a Consulting Agreement with GTI Partners, L.L.C. ("GTI") to seek sources of financing for the Company. In consideration for the performance of these services, the Company agreed to issue to GTI warrants to purchase up to 9,500,000 shares of pre-reverse stock split shares of the Company's Common Stock at a pre-reverse stock split exercise price of $.09 per share, which was the average market price of the Common Stock during the period of negotiations with GTI. The Board of Directors, in making its decision to approve the Consulting Agreement, considered the following factors, among others, (i) the Company's immediate and substantial need for working capital, (ii) the lack of other financing alternatives available to the Company, (iii) the fact that approximately 90% of the consideration payable to GTI is based on the closing of a $2,500,000 financing, (iv) the fact that the terms of the financing may be accepted or rejected by the Company in its discretion, (v) the nonexclusive arrangement with GTI, (vi) the fact that the exercise price of the GTI warrants was non-dilutive to the market price when initial negotiations were undertaken, (vii) representations of GTI that the financing is not expected to be materially dilutive to the market price of the Company's stock at the time the financing is consummated, (viii) the fact that the shares issued to GTI are subject to a two
(2) year Lock-Up Agreement subject to early termination if the Company receives $5,000,000 in GTI arranged financings within such two (2) year period, and (ix) the financing track record of GTI and its affiliates.

      Warrants to purchase 1,000,000 pre-reverse stock split shares of the Company's Common stock were issued upon the execution of the GTI Consulting Agreement. The remaining warrants for 8,500,000 pre-reverse stock split shares will be issued to GTI upon the completion of at least $2,500,000 of initial financing. The shares underlying the warrants are subject to a lock-up agreement prohibiting resale thereof for a period of two years from the date of the issuance of the respective warrants subject to the Company's consent to any proposed public or private resales, or the expiration of the lock-up agreement upon GTI arranging a total of $5,000,000 of financing on terms acceptable to the Company. The warrant shares are subject to a voting agreement and proxy in favor of Mr. Bombaywala, the Company's Chief Executive Officer, which shall expire as to 250,000 post-reverse stock split shares every ninety days from the date of exercise of the warrants. The warrants may be exercised in whole, but not in part, and are not transferable except to entities affiliated with GTI or with the Company's consent.

      On May 15, 1997, Mr. Bombaywala and the Company entered into a Conversion and Offset Agreement whereby the $3,750,000 of debt evidenced by certain promissory notes issued to Mr. Bombaywala by the Company in connection with the acquisition of Pasta Co. from Mr. Bombaywala in 1996 were converted to 7,500,000 Common Stock Rights (the "Rights"). Each of the Rights automatically converted to one share of the Company's Common Stock at a later date, without further action or consideration by Mr. Bombaywala when the Company amended its Articles of Incorporation to increase its authorized shares. In exchange for the Rights, Mr. Bombaywala forgave the Notes. A value of $.50 per share was determined by the Board of Directors in connection with the conversion. The Company's shareholders approved the increase in the Company's authorized shares on January 23, 1998, and the shares were issued to Mr. Bombaywala.

      The Company also agreed with Mr. Bombaywala to offset $819,202 represented by certain Pasta Co. promissory notes payable to Mr. Bombaywala in connection with the acquisition of Pasta Co. against a note receivable from Mr. Bombaywala payable to Marco's.

      During fiscal 1998 the Company utilized the law firm of Kelly, Sutter, Mount & Kendrick, P.C. ("KSMK") to perform certain legal services for the Company. Philip M. Mount, a director of the Company, is a principal of KSMK. The amount of fees paid to KSMK during fiscal 1998 did not exceed five percent of the law firm's gross revenues during the fiscal year.

      In December 1994, in connection with the offering of the Company's $3 million 12% Subordinated Notes, Sanders Morris Mundy, Inc. ("SMM") received approximately $250,000 as a placement fee. Also in connection with the offering, the Company entered into an eighteen month advisory agreement with SMM calling for payments of $10,000 per month and issued warrants to purchase 150,000 shares of common stock at an exercise price of $2.50 per share which currently expire on August 31, 2002. Michael S. Chadwick, a director of the Company, is Senior Vice President and a Managing Director of Corporate Finance of SMM. Mr. Chadwick was assigned 45,000 of the warrants by SMM. In July 1998, the payment terms of the 12% Subordinated Notes were extended and the exercise price of the warrants was reduced to $.09 per share. In consideration for the extension of the note term, an additional 1,150,000 warrants exercisable at $0.25 per share and expiring on August 31, 2003 unless the note is paid at its maturity date, were issued to the noteholders. In December 1997, the advisory agreement was extended to July 1998, after which it expired. However, the amount owing under the advisory agreement ($75,000) is due on December 31, 1999 pursuant to a non-interest bearing note.

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

      (b)   REPORTS ON FORM 8-K

            During the fourth quarter of fiscal 1998, the Company filed Form 8-K, dated May 13, 1998, reporting under "Item 5. Other Events", the Consulting Agreement entered into with GTI Partners, L.L.C. to seek sources of financing for the Company, and the approval by the Board of Directors, subject to shareholder ratification, of the issuance to Mr. Bombaywala of 10,000,000 shares of the Company's Common Stock in consideration for his guarantees of the Company's present and future indebtedness.

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


                                                WATERMARC FOOD MANAGEMENT CO.
                                                    (Registrant)
Date: October 12, 1998                          By:/s/ GHULAM BOMBAYWALA
                                                   Ghulam Bombaywala, Chairman
                                                   of the Board, Chief Executive
                                                   Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                           TITLE                   DATE
             ----                           -----                   ----
/s/ GHULAM BOMBAYWALA          Chairman of the Board, Chief      October 12,
    Ghulam Bombaywala          Executive Officer and Director       1998
                               (Principal Executive Officer
                               and acting as Principal
                               Financial and Accounting
                               Officer) (1)

/s/ PHILIP M. MOUNT            Director                          October 12
    Philip M. Mount                                                 1998

/s/ MICHAEL S. CHADWICK        Director                          October 12
    Michael S. Chadwick                                             1998

/s/ NICO B. LETSCHERT          Director                          October 12
    Nico B. Letschert                                               1998

/s/ SAROSH J. COLLECTOR        Director                          October 12
    Sarosh J. Collector                                             1998

/s/ DARRIN STRAUGHAN           Director                          October 12
    Darrin Straughan                                                1998


(1) The principal financial and accounting officer resigned in July 1997 and has not been replaced as of the date of this filing. Mr. Bombaywala is signing in these capacities.

                   WATERMARC FOOD MANAGEMENT CO. SUBSIDIARIES

    INDEX TO AUDITED FINANCIAL STATEMENTS

          Reports to Independent Accountants............................F-2; F-3

          Consolidated Balance Sheets...................................F-4

          Consolidated Statements of Operations.........................F-5

          Consolidated Statements of Stockholders' Equity...............F-6

          Consolidated Statements of Cash Flows.........................F-7

          Notes to Consolidated Financial Statements....................F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Watermarc Food Management Co.

We have audited the consolidated balance sheets of Watermarc Food Management Co. and subsidiaries (the "Company") as of June 28, 1998 and June 29, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As more fully described Note 1, the Company recorded an adjustment of $2,600,000 relating to the impairment of intangible assets associated with the acquisition of a subsidiary. The Company's estimate of undiscounted cash flows related to such assets indicates that the remaining carrying value of intangible assets was expected to be recovered. Nonetheless, it is possible given the Company's financial condition, as explained below, that the estimate of undiscounted cash flow may change in the future, resulting in the need to adjust the carrying value of intangible assets and related long-lived assets.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Watermarc Food Management Co. and subsidiaries as of June 28, 1998 and June 29, 1997 and the consolidated results of their operations and their cash flows for the fiscal years then ended, in conformity with generally accepted accounting principles.

The Accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern.

As shown in the Financial Statements, the Company incurred a net loss of $6,964,084 for 1998 and has incurred substantial net losses for each of the past two years. At June 28, 1998, current liabilities exceeed current assets by $9,729,502 and total liabilities exceed total assets by $5,644,422. These factors and others discussed in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The Financial Statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.


                                            MANN, FRANKFORT, STEIN & LIPP, P.C.

Houston, Texas
October 12, 1998

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

                                            PRICEWATERHOUSECOOPERS LLP

Houston, Texas
September 27, 1996

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

          ASSETS                                                        JUNE 28, 1998   JUNE 29, 1997
                                                                        -------------   -------------
Current assets:
       Cash and cash equivalents .....................................  $      90,775   $     263,542
       Accounts receivable, trade ....................................        204,106         540,406
       Accounts receivable from affiliates ...........................        115,244         299,518
       Inventories ...................................................        316,334         483,302
       Prepaid expenses and other current assets .....................         38,872          73,217
                                                                        -------------   -------------
          Total current assets .......................................        765,331       1,659,985

Property and equipment, net ..........................................      6,213,441       6,050,631
Notes and other receivables from affiliate ...........................      1,398,583       1,679,374
Intangible assets, net ...............................................      4,041,433       7,213,457
Other assets .........................................................        264,382         111,381
                                                                        -------------   -------------
                                                                        $  12,683,170   $  16,714,828
                                                                        =============   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade .......................................  $   4,969,793   $   4,780,931
       Accrued liabilities ...........................................      2,605,392       2,263,821
       Current portion of long-term debt .............................      2,919,648       2,787,814
                                                                        -------------   -------------
          Total current liabilities ..................................     10,494,833       9,832,566

Long-term debt, less current portion .................................      7,230,348       4,484,539
Notes payable to stockholder .........................................           --           500,000
Deferred rent ........................................................        602,411         577,976

Commitments and contingencies

Stockholders' equity:
       Preferred stock, $1 par value, 5,000,000 shares authorized,
            329,540 shares issued and outstanding as of June 28, 1998
            and June 29, 1997; $10 liquidation preference.............        329,540         329,540
       Common stock, $.05 par value, 100,000,000 shares authorized,
            23,783,114 issued and outstanding as of June 28, 1998, and
            14,263,230 issued and 14,163,230 outstanding as of
            June 29, 1997   ..........................................      1,189,155         713,161
       Additional paid-in capital ....................................     30,114,052      30,740,131
       Accumulated deficit ...........................................    (37,277,169)    (30,313,085)
                                                                        -------------   -------------
                                                                           (5,644,422)      1,469,747
          Less treasury stock, cost method ...........................           --          (150,000)
                                                                        -------------   -------------
          Total stockholders' equity .................................     (5,644,422)      1,319,747
                                                                        -------------   -------------
                                                                        $  12,683,170   $  16,714,828
                                                                        =============   =============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          52 WEEKS ENDED
                                                           -----------------------------------------------
                                                           JUNE 28, 1998    JUNE 29, 1997    JUNE 30, 1996
                                                           -------------    -------------    -------------
Revenue:
      Restaurants ......................................   $  37,540,093    $  46,734,262    $  37,227,201
      Food products ....................................       2,632,056        2,391,099        2,902,242
                                                           -------------    -------------    -------------
          Total revenues: ..............................      40,172,149       49,125,361       40,129,443

Costs and expenses:
      Cost of restaurant revenues:
            Cost of food and beverage ..................      11,224,209       12,539,192       10,956,113
            Labor and benefits .........................      13,030,787       14,326,414       11,348,823
            Other restaurant operations ................      13,342,796       17,678,805       10,222,633
      Cost of food product revenues ....................       1,177,684        2,235,076        2,643,594
      General and administrative .......................       2,982,361        4,364,147        2,752,539
      Depreciation and amortization ....................       4,755,760        6,035,811        2,178,218
      Provision for restaurant closings ................         209,968        1,175,434             --
      Provision of Bad Debt for Pete's Hospitality .....         294,904          751,614             --
                                                           -------------    -------------    -------------
            Total costs and expenses ...................      47,018,469       59,106,493       40,101,920
                                                           -------------    -------------    -------------
Income (loss) from operations ..........................      (6,846,320)      (9,981,132)          27,523

Non-operating income (expenses):
      Interest income ..................................         120,186          121,260          166,566
      Interest expense .................................        (977,609)      (1,220,666)        (850,224)
      Other, net .......................................         739,659          167,763          704,831
                                                           -------------    -------------    -------------
            Total non-operating income (expenses) ......        (117,764)        (931,643)          21,173
                                                           -------------    -------------    -------------
Income (loss) before income taxes ......................      (6,964,084)     (10,912,775)          48,696

Income tax provision (benefit) .........................            --               --               --
                                                           -------------    -------------    -------------
Net income (loss) ......................................      (6,964,084)     (10,912,775)          48,696

Preferred stock dividends ..............................         296,586          296,586          296,586
                                                           -------------    -------------    -------------
Net income (loss) less preferred stock dividends .......   $  (7,260,670)   $ (11,209,361)   $    (247,890)
                                                           =============    =============    =============
Loss per common share - Basic and Fully Diluted.........   $       (0.42)         $(0.83)    $       (0.02)
                                                           =============    =============    =============
Weighted average common and common equivalent shares ...      17,190,810       13,451,487       12,040,163
                                                           =============    =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

  WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           PREFERRED STOCK           COMMON STOCK               TREASURY STOCK
                                          SHARES     AMOUNT      SHARES         AMOUNT        SHARES       AMOUNT
                                          -------   --------   -----------    -----------    --------    ---------
Balance, July 2, 1995 .................   329,540   $329,540    11,112,026    $   555,601        --           --

       Issuance of common stock .......      --         --       2,003,667    $   100,183        --           --
       Preferred stock dividends:
            Cash ......................      --         --            --             --          --           --
            Common stock ..............      --         --         317,965    $    15,898        --           --
       Net income .....................      --         --            --             --          --           --
                                          -------   --------   -----------    -----------    --------    ---------
Balance, June 30, 1996 ................   329,540   $329,540    13,433,658    $   671,682        --           --

       Conversion of stockholder's debt      --         --            --             --          --           --
       Conversion of interest on
            on stockholder's debt .....      --         --            --             --          --           --
       Repurchase of common stock .....      --         --            --             --       100,000    $(150,000)
       Preferred stock dividends:
            Cash ......................      --         --            --             --          --           --
            Common stock ..............      --         --         829,572    $    41,479        --           --
       Net loss .......................      --         --            --             --          --           --
                                          -------   --------   -----------    -----------    --------    ---------
Balance, June 29, 1997 ................   329,540   $329,540    14,263,230    $   713,161     100,000    $(150,000)
       Preferred stock dividends:
            Cash ......................      --         --            --             --          --           --
            Common stock ..............      --         --       2,119,884    $   105,994        --           --
     Conversion of stockholder's debt .      --         --       7,500,000    $   375,000        --           --
     Cancel treasury stock ............      --         --        (100,000)   $    (5,000)   (100,000)   $ 150,000
       Net loss .......................      --         --            --             --          --           --
                                          -------   --------   -----------    -----------    --------    ---------
Balance, June 28, 1998 ................ $ 329,540   $329,540  $ 23,783,114    $ 1,189,155           0    $       0
                                          =======   ========  ============    ===========    ========    =========

                                            PAID-IN        EARNINGS       STOCKHOLDERS'
                                            CAPITAL        (DEFICIT)         EQUITY
                                          ------------    ------------    ------------
Balance, July 2, 1995 .................   $ 23,442,645    $(19,449,006)   $  4,878,780

       Issuance of common stock .......   $  3,214,388            --      $  3,314,571
       Preferred stock dividends:
            Cash ......................   $       (750)           --      $       (750)
            Common stock ..............   $    (15,898)           --              --
       Net income .....................           --      $     48,696    $     48,696
                                          ------------    ------------    ------------
Balance, June 30, 1996 ................   $ 26,640,385    $(19,400,310)   $  8,241,297

       Conversion of stockholder's debt   $  3,750,000            --      $  3,750,000
       Conversion of interest on
            on stockholder's debt .....   $    392,337            --      $    392,337
       Repurchase of common stock .....           --              --      $   (150,000)
       Preferred stock dividends:
            Cash ......................   $     (1,112)           --      $     (1,112)
            Common stock ..............   $    (41,479)           --              --
       Net loss .......................           --      $(10,912,775)   $(10,912,775)
                                          ------------    ------------    ------------
Balance, June 29, 1997 ................   $ 30,740,131    $(30,313,085)   $  1,319,747
       Preferred stock dividends:
            Cash ......................   $        (85)           --      $        (85)
            Common stock ..............   $   (105,994)           --              --
     Conversion of stockholder's debt .   $   (375,000)           --              --
     Cancel treasury stock ............   $   (145,000)           --              --
       Net loss .......................           --      $ (6,964,084)   $ (6,964,084)
                                          ------------    ------------    ------------
Balance, June 28, 1998 ................   $ 30,114,052    $(37,277,169)   $ (5,644,422)
                                          ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     52 WEEKS ENDED
                                                                                    -----------------------------------------------
                                                                                    JUNE 28, 1998    JUNE 29, 1997    JUNE 30, 1996
                                                                                    -------------    -------------    -------------
Operating activities:
      Net income (loss) .........................................................   $  (6,964,084)   $ (10,912,775)   $      48,696
      Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
          Depreciation and amortization .........................................       4,755,760        6,035,811        2,178,217
          Provision for restaurant closings .....................................          94,884        1,175,434             --
          (Gain)/loss on disposal of assets .....................................         153,171          726,399         (163,175)
      Changes in operating assets and liabilities, net of effects of acquisitions:
           Accounts receivable, trade ...........................................         336,300         (142,662)        (292,209)
           Accounts receivable from affiliates ..................................         184,274          (47,078)          37,542
           Inventories ..........................................................         166,968          232,236         (192,446)
           Prepaid expenses and other current assets ............................          34,345           32,562          255,759
           Accounts payable and accrued liabilities .............................         530,433        2,027,007         (673,405)
           Other assets and intangible assets ...................................        (162,109)       1,116,822           (6,031)
           Noncurrent liabilities ...............................................          24,435          142,027          153,406
                                                                                    -------------    -------------    -------------
                Net cash provided by (used in) operating activities .............        (845,623)         385,783        1,346,354
                                                                                    -------------    -------------    -------------
Investing activities:
      Purchases of property and equipment .......................................        (635,404)      (1,535,684)      (1,642,333)
      Proceeds from sale of assets ..............................................            --          1,210,345          197,027
      Collection of note receivable .............................................            --               --             60,391
      Investments in receivables from affiliates ................................            --           (280,792)            --
      Collection of receivables from affiliates .................................         280,791             --               --
      Cost of acquisitions, net of cash acquired ................................            --               --           (231,745)
                                                                                    -------------    -------------    -------------
                Net cash used in investing activities ...........................        (354,613)        (606,131)      (1,616,660)
                                                                                    -------------    -------------    -------------
Financing activities:
      Repayment of affiliate borrowings .........................................            --               --           (150,000)
      Proceeds from other borrowings and warrants ...............................       5,036,587        1,591,572        1,221,790
      Repayment of other borrowings .............................................      (4,009,033)      (1,419,736)      (2,439,297)
      Cash dividends ............................................................             (85)          (1,112)            (750)
      Purchase of treasury stock ................................................                         (150,000)
                                                                                    -------------    -------------    -------------
                Net cash provided by financing activities .......................       1,027,469           20,724       (1,368,257)
                                                                                    -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents ............................        (172,767)        (199,624)      (1,638,563)
Cash and cash equivalents, beginning of period ..................................         263,542          463,166        2,101,729
                                                                                    -------------    -------------    -------------
Cash and cash equivalents, end of period ........................................   $      90,775    $     263,542    $     463,166
                                                                                    =============    =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

   ORGANIZATION

   As of June 28, 1998, Watermarc Food Management Co. (the "Company"), owned and operated 40 restaurants, primarily in the Houston Metropolitan area, under the names "Marco's Mexican Restaurants" ("Marco's Restaurants"); "The Original Pasta Co." ("Pasta Co."); and Billy Blues Barbecue Bar & Grill ("Billy Blues"). The Company also produces two brands of barbecue sauce and a spice rub, "Billy Blues Barbecue Sauce", "Chris' & Pitt's Bar-B-Que Sauce" and Chris' & Pitt's Spice Rub. Billy Blues Barbecue Sauce is sold on a special order basis, primarily to restaurants. The Chris' & Pitt's products are marketed to supermarkets, other retail stores and food service outlets.

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   BASIS OF PRESENTATION

   The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company has a working capital deficit of approximately $9.7 million at June 28, 1998 and experienced significant losses in fiscal 1998 which raise doubts about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt and ultimately attain profitable operations.

   Management's plans include the following:

o  Further reductions in general and administrative expenses.

o  Further reductions in operating expenses through improved cost controls.

o Increasing revenues in existing restaurants by improving marketing programs and customer service at Marco's and Pasta Co. Restaurants.

o Increasing revenues from the sale of food products by reinforcing existing markets, expanding distribution to new market areas, introducing more aggressive marketing programs, adding methods of distribution and developing new products.

o Selling or closing its non-performing Marco's and/or Pasta Co. Restaurants and the Billy Blues Restaurant.

o  Obtaining additional equity capital or debt financing.

o  Renegotiating and extending the terms of the Company's existing indebtedness.

FISCAL YEAR

   The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to 1998, 1997 and 1996 are all 52 week periods ended June 28, 1998, June 29, 1997 and June 30, 1996, respectively.

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

   OTHER ASSETS

   Debt issue costs are included in other assets and are being amortized on a straight-line basis over five years.

   INTANGIBLE ASSETS

   Intangible assets are associated with the purchase of Pasta Co. and Chris' and Pitt's Barbecue Sauce. These assets are being amortized using the straight-line method over the expected period to be benefited (fifteen years for The Pasta Co.). The Company's management periodically assesses the recorded balances of its intangible assets in light of historic and projected operating trends and profitability and general economic conditions. Management's assessment includes projecting cash flows from each intangible asset over the estimated remaining life. Should this undiscounted amount not equal the unamortized balance related to the asset, an impairment would be indicated and the asset would be written down to fair value. In the fourth quarter of fiscal year ended June 29, 1997, management deemed the intangible assets associated with Chris' and Pitt's Barbecue Sauce to be impaired and charged off $3.45 million to reduce the assets to an estimated fair value of $250,000. In the fourth quarter of fiscal year ended June 28, 1998, management deemed the intangible assets associated with Pasta Co. to be impaired and charged off $2.6 million to reduce the asset to an estimated fair value of $4,167,706. Management will continue to evaluate the fair value of the intangible asset of Pasta Co. quarterly based on its cash flow.

   PREOPENING COSTS

   Certain expenses incurred in connection with the opening of a restaurant (principally the costs of food products and staff training) are accumulated and then expensed at the date of opening.

   INCOME TAXES

   Income taxes are provided for using the liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years, of temporary differences between the tax basis of the assets and the liabilities and their financial statement amounts. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

   REVENUE RECOGNITION

   Revenues from food product sales are recognized when the order is shipped and ownership passes to the buyer.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES CONT'D:

   IMPACT OF NEW ACCOUNTING STANDARDS

   In May 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which changes the manner in which earnings per share (EPS) amounts are calculated and presented. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Fully diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents. Stock options are regarded as common stock equivalents and are computed using the treasury stock method. Stock options will have a dilutive effect under the treasury stock method when the average market price of the common stock during the period exceeds the exercise price of the options.

   In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure", which establishes standards for disclosing information about the Company's capital structure. This statement does not change any previous disclosures but consolidates them in this statement for ease of retrieval and greater visibility.

   In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which established standards for reporting and displaying comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement requires incremental financial statement disclosure, and thus will have no effect on the Company's financial position or results of operations.

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

   The statement of operations includes the results of Pasta Co. from the date of acquisition. The following table summarizes the unaudited pro forma results of operations of the Company as if the acquisition had occurred at the beginning of the period presented:

                                                   1996
                                                -----------
            Revenues                            $46,086,307
            Net loss                               (679,509)
            Net loss per common share                  (.08)

   The allocation of the total purchase price, including related expenses, for Pasta Co. based on the estimated fair value of the net assets acquired, at the date of acquisition is as follows:

            Tangible assets,
            net of liabilities                $    (768,955)
            Intangible assets                       131,250
            Goodwill                              7,634,255
                                              -------------
            Total purchase price allocation   $   6,996,550

3.  DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

Additional information regarding certain balance sheet accounts at June 28, 1998 and June 29, 1997 is as follows:

                                                            1998            1997
                                                        ------------    ------------
Inventories:
       Food products ................................   $    103,696    $    225,319
       Restaurant food, beverage and other ..........        212,638         257,983
                                                        ------------    ------------
                                                        $    316,334    $    483,302
                                                        ============    ============
Property and Equipment:
       Building and leasehold improvements ..........   $  6,723,287    $  6,982,563
       Furniture, fixtures and equipment ............     10,143,543       8,781,908
       Transportation equipment .....................         61,246          61,246
                                                        ------------    ------------
                                                          16,928,076      15,825,717
       Less accumulated depreciation and amortization    (10,714,635)     (9,775,086)
                                                        ------------    ------------
                                                        $  6,213,441    $  6,050,631
                                                        ============    ============
Intangible Assets:
       License agreement ............................   $  4,396,318    $  4,398,528
       Goodwill .....................................      7,626,255       7,626,255
                                                        ------------    ------------
                                                          12,022,573      12,024,783
       Less accumulated amortization ................      7,981,140      (4,811,326)
                                                        ------------    ------------
                                                        $  4,041,433    $  7,213,457
                                                        ============    ============
Other assets:
       Debt issue costs .............................   $    149,300    $       --
       Other ........................................        115,082         111,381
                                                        ------------    ------------
                                                        $    264,382    $    111,381
                                                        ============    ============
Accrued liabilities:
       Payroll and related costs ....................   $  1,364,646    $    911,861
       Taxes, other than payroll and income taxes ...        672,545         831,332
       Rent .........................................         63,513            --
       Interest .....................................        105,267         104,162
       Other ........................................        399,421         416,466
                                                        ------------    ------------
                                                        $  2,605,392    $  2,263,821
                                                        ============    ============

4. LONG-TERM DEBT:

   At June 28, 1998 and June 29, 1997, long-term debt consisted of the following:

                                                            1998        1997
                                                         ---------    ---------
       Note payable to bank, due in monthly
       installments with interest at prime plus 1%,
       maturing in May 1999, collateralized by
       certain property and equipment                    $ 247,312    $ 383,333

       Notes payable to banks, related parties and
       trade vendors, due in monthly installments
       with interest ranging from 0% to 12.0%,
       maturing at various dates through 2002,
       collateralized by certain property and
       equipment                                         1,803,234      978,713

       Subordinated notes, interest at 12% payable
       monthly, principal due in December 1999,
       collateralized by all of the outstanding stock
       of Marco's Mexican Restaurants, Inc. (See
       Subsequent Events)                               1,250,000     2,500,000

       Note payable to an unaffiliated foreign
       investor, interest at 10% payable quarterly,
       principal due in June 1999, collateralized by
       certain property and equipment and guaranteed
       by stockholder.                                  1,000,000     1,000,000

       Note payable to corporation owned by majority
       stockholder, due in monthly principal
       installments with interest payable monthly at
       10%, maturing in August 2000, collateralized by
       certain property and equipment                     309,302       415,176

       Note payable to bank, due in monthly principal
       installments with interest payable quarterly at
       10% maturing March 2001, collateralized by
       certain property and equipment                        -          974,832

       9% convertible subordinated debentures due March
       1999, collateralized by inventories and accounts
       receivable, licenses, trademarks and equipment    117,000        217,000

       Note payable to bank, due in monthly principal
       installments with interest payable monthly at
       the bank's prime rate, maturing in April 2004,
       collateralized by real property and guaranteed
       by stockholder                                    264,310        295,099

       Note payable to bank, due in monthly principal
       installments with interest payable monthly at
       the bank's prime plus 1% maturing in February
       2002, guaranteed by stockholder                   183,333        233,333

       Note payable to bank, due in monthly principal
       installments with interest payable monthly at
       the bank's prime plus 2% maturing in April 1998,
       guaranteed by stockholder                            -           274,867

       Note payable to corporation owned by majority
       stockholder, due in monthly installments with
       interest at Prime + one % maturing in 2002,
       guaranteed by stockholder                       1,651,714           -

       Private placement, interest at 11% payable
       quarterly, principal due quarterly beginning
       September 1999 through June 2002, including
       $500,000 payable to majority stockholder        1,200,000           -

       Note payable to corporation owned by majority
       stockholder, due in monthly installments with
       interest at 11% maturing in 2003, guaranteed
       by stockholder                                    727,867           -

       Note payable to corporation owned by majority
       stockholder, due in monthly installments with
       interest at Prime +2% maturing in 2001,
       guaranteed by stockholder                         555,829           -

       Note payable to corporation owned by majority
       stockholder, due in monthly installments with
       interest at Prime +1% maturing in 2003,
       guaranteed by stockholder                         840,095           -
                                                      ----------      ---------
                                                      10,149,996      7,272,353

       Less current portion                           (2,919,648)    (2,787,814)
                                                      ----------      ---------
                                                     $ 7,230,348    $ 4,484,539
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

   In May of 1995, the Company offered the debentureholders the right to convert (until June 30, 1995) the principal and accrued interest owed on their debentures into common stock at a modified conversion rate of $2.3125 of debenture principal and interest for one share of common stock. The Company recorded a $1.3 million charge in 1995 pursuant to "sweetened" conversion terms. Debentureholders owed an aggregate of $2,474,000 in principal agreed to the conversion. There is currently outstanding $117,000 of debentures held by debentureholders who elected not to convert at the modified conversion rate. In connection with the subordinated debenture issuance, the Company incurred debt issue costs of approximately $438,000 which were capitalized and amortized using a method which approximates the interest method. Unamortized debt issue costs associated with debentures which were converted to stock were charged to paid-in-capital.

   The $1 million note payable to an unaffiliated foreign investor, referred to above, is delinquent unless the Company is able to reach a settlement agreement with the noteholder. The entire note payable balance has been classified as current portion of long-term debt.

   Annual maturities of long-term debt, as of June 28, 1998 are: $2,919,648 in 1999; $2,494,032 in 2000; $840,792 in 2001; $1,050,497 in 2002; $2,480,789 in
   2003; and $364,238 thereafter.

   The carrying amounts of notes payable approximate fair value.

5. LEASE OBLIGATIONS:

       The Company leases restaurant facilities under operating lease agreements having terms expiring at various dates through 2012. The leases have renewal clauses of 5 to 10 years, at the option of the Company, and have provisions for contingent rentals based upon a percentage of revenues in excess of a minimum amount. Rental expense under operating lease agreements was approximately $2,599,000, $2,774,000 and $3,335,000 in 1996, 1997 and 1998,
   respectively.

5. LEASE OBLIGATIONS CONT'D:

   Future minimum lease payments, excluding contingent rentals, at June 28, 1998, were as follows:

        FISCAL YEAR                                   OPERATING
        -----------                                   ---------
        1999                                          $3,102,418
        2000                                           2,949,077
        2001                                           2,753,594
        2002                                           2,622,353
        2003                                           2,276,991
        Thereafter                                     5,864,758
                                                     ------------
        Total future minimum lease payments          $19,569,191
                                                     ============

6. CONTINGENCIES:

   Effective July 1, 1992, the Company voluntarily discontinued its workers' compensation coverage in the State of Texas. The Company anticipates that the ultimate expense of representing itself in the settlement of claims will be less than the cost of insurance. The Company intends to vigorously defend and pursue all unreasonable claims. Management does not believe that any existing claims will have a material adverse impact on the financial position, results of operations, or cash flows of the Company. At June 28, 1998, the Company has accrued for all anticipated settlements.

   In the fourth quarter of fiscal year ended June 28, 1998, the Company accrued a liability of $150,000 for a claim of monies owed on a guarantee by the Company of an open account of Pete's Hospitality Co., Inc., formerly a subsidiary of the Company, owed to a vendor for sale of goods. Pete's filed for bankruptcy and failed to pay the account. The vendor has filed suit against the Company on the guarantee.

   Except as stated above, in management's opinion, the Company is not a party to any litigation other than ordinary routine matters which are incidental to the Company's business, including personal injury claims and disputes with vendors and suppliers. The Company believes that no current legal proceedings, individually, will have a material adverse effect upon the Company or its business.

7. SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS:

   Supplemental disclosure of cash flow information is as follows:

                                        1998          1997         1996
                                      ----------    ---------    ----------
             Interest paid             $872,342     $585,000      $624,855
             Income taxes paid                -            -             -


   Supplemental disclosure of noncash investing and financing activities:

                                                       1998         1997         1996
                                                    ----------   ----------    ---------
Issuance of common  stock in lieu of payment
  of liabilities                                        --             --      $ 347,904
Issuance of common stock for preferred
  stock dividend                                        --        $  41,479       15,898
Issuance of debt in payment of liabilities              --             --        548,680
Conversion of stockholder's debt and
  interest to equity                                    --        4,142,337         --
Note receivable from sale of Pete's
  Hospitality                                           --          300,000         --
Offset of stockholder debt and interest
  against receivables                                   --          819,202         --
Assumption of debt by buyer upon sale of
  Pete's Hospitality                                    --           79,491         --
Note receivable from sale of Pete's
  Hospitality                                    $   294,904           --           --
Repossession of Marco's Mexican Restaurant
  in Texas City                                      282,821           --           --
Issuance of debt in payment of liabilities           470,855           --           --
Equipment financed by long term debt               1,350,089           --           --
Refinancing of a related party note                  500,000           --           --
Forgiveness of debt by creditor                      139,807           --           --
Conversion of Stockholder's Debt                     375,000           --           --
Cancel Treasury Stock                                150,000           --           --


During 1996, the Company acquired Pasta Co. Components of cash used for the acquisition, as reflected in the Consolidated Statement of Cash Flows for 1996, are summarized as follows:

       Fair value of current assets, net of  cash acquired      $   125,352
       Fair value of noncurrent assets                            2,891,627
       Goodwill and other intangible assets                       7,634,255
       Liabilities assumed                                       (2,733,620)
       Notes payable to stockholder                              (4,719,202)
       Stock issued at closing                                   (2,966,667)
                                                                -----------
       Cash paid, net of cash acquired                          $   231,745
                                                                ===========

8. INCOME TAXES:

The significant components of the Company's deferred tax assets and liabilities, as of June 28, 1998 and June 29, 1997, were as follows:

                                                       1998            1997
                                                       ----            ----
    Deferred tax assets:
         Intangible assets                         $  1,802,000     $1,020,000
         Accrued liabilities                            205,000        196,000
         Net operating loss                           9,860,000      8,262,000
         Property and equipment                         442,000        442,000
                                                   ------------    -----------
         Total deferred tax assets                   12,309,000      9,920,000
                                                   ------------    -----------
    Deferred tax liabilities:
         Deductible intangible assets                        -               -
                                                   ------------    -----------
         Total deferred tax liabilities                      -               -
                                                   ------------    -----------
    Net deferred tax assets before valuation
      allowance                                      12,309,000      9,920,000
    Valuation allowance                              12,309,000     (9,920,000)
                                                   ------------    -----------
    Net deferred tax asset                         $         -     $         -
                                                   ============    ===========

The reconciliation of the provision for income taxes to the income tax expense resulting from the application of the federal statutory tax rates to pretax income is as follows:

                                          1998          1997           1996
                                          ----          ----           ----
Tax provision (benefit) at
  statutory rate                      $(2,368,034)   $(3,710,344)   $    16,557
Amortization of goodwill                   --             37,590         69,382
Change in valuation allowance           2,389,000      3,904,558       (103,797)
Other                                     (20,966)       231,804         17,858
                                      -----------    -----------    -----------
Total provision (benefit) for
  income taxes                        $    --        $      --      $      --
                                      ===========    ===========    ===========

As of June 28, 1998, the Company had consolidated net operating loss carryforwards (NOL's) of approximately $29 million which expire in varying amounts through the fiscal years 2006 through 2012. Due to the merger with Marco's Restaurants in 1994, the consolidated pre-acquisition NOL's of approximately $11 million are not available to offset any future taxable income that may be generated by Marco's Restaurants. In addition, the utilization of pre-acquisition NOL's is further limited due to a greater than 50% change in ownership.

9. STOCKHOLDERS' EQUITY:

   ISSUANCES OF COMMON STOCK

FISCAL YEAR 1998:

In December 1997, the Company cancelled 100,000 shares of common stock which had been held as security for a debt.

In December 1997, the Company issued 2,119,434 shares of common stock as payment of a dividend to preferred shareholders.

In March 1998, the Company issued 7,500,000 shares of common stock to Ghulam Bombaywala, the Company's Chief Executive Officer in a debt to equity agreement dated May 15, 1997.

In March 1998, the Company issued 450 shares of common stock as payment of a dividend to preferred shareholders.

In 1998, the Company canceled 100,000 shares of common stock which were held in treasury.

9. STOCKHOLDERS' EQUITY CONT'D:

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

At the close of the Company's public offering of its Preferred Stock, the Company issued, to the underwriter, warrants to purchase 45,000 shares of preferred stock at an exercise price of $12 per share which expired in January 1998. None of these warrants were exercised prior to their expiration.

COMMON STOCK WARRANTS AND STOCK OPTION PLANS

The Company has the following common stock warrants and option plans:

        o SERIES A WARRANTS - The Company's 875,500 Series A Warrants expired on May 15, 1998. None of these warrants were exercised prior to their expiration.

        o OTHER WARRANTS - In connection with the issuance of $3 million in subordinated notes, the Company issued 1,333,320 warrants, each of which evidence the right to purchase a share of the Company's common stock at a purchase price of $2.25 per share until December 31, 1999. In connection with an agreement to extend the repayment date of the notes, the purchase price was reduced to $.09 per share and the expiration date was extended to August 31, 2002, and 1,150,000 additional warrants were issued to the noteholders at an exercise price of $.25 and expiring on August 31, 2003.

                Also, in connection with the subordinated notes, the Company issued warrants to purchase 150,000 shares of common stock to the placement agent at an exercise price of $2.50 per share, which expire on August 31, 2002. In connection with an agreement to extend the repayment date of the notes, said purchase price was reduced to $.09 per share.

                In connection with the subordinated note conversion of Mr. Bombaywala from the 12% Subordinated Note to the 11% Subordinated Note in June 1997, 50,000 warrants to purchase common stock at $1.50 per share were issued to Mr. Bombaywala.

                In connection with a borrowing of $1 million from an unaffiliated foreign corporation, the Company issued warrants to purchase 75,000 shares of common stock to said corporation at a purchase price of $3 per share until May 31, 1997. The Company extended the expiration date to January 1998. None of these warrants were exercised prior to their expiration. In January 1996, the Company issued additional warrants to this corporation to purchase (1) 50,000 shares of common stock at $3.00 per share exercisable until January 1, 1999 and (2) 50,000 shares of common stock at $4.00 per share exercisable until January 1, 2001.

                In connection with the issuance of common stock in a private offering, the Company issued warrants to purchase 71,250 shares of common stock to the placement agent at a purchase price of $3 per share until May 31, 1997. The Company extended the expiration date to January 1998. None of these warrants were exercised prior to their expiration.

                In June 1997, the Company issued warrants to the former President of the Company to purchase 180,000 shares of common stock exercisable at $.50 until June 30, 1999.

        o STOCK OPTION PLAN - The Company has a Stock Compensation Plan under which either incentive stock options or non-qualified stock options may be issued to officers, key employees and non-employee directors of the Company. All options granted under the plan have been at fair market value or greater on the date of grant and expire six years from the date of grant.

                The Company has reserved a total of 1,000,000 shares of common stock for the plans and an additional 587,500 options were available for grant at June 28, 1998.

   The Company follows Accounting Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use by the Company in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options either exceeds or equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

   The existing stock option valuation models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value based accounting method of the Statement. In the opinion of the management, the pro forma net income and earnings per share under the fair value based accounting method were not materially different than those accounted for using the intrinsic value based accounting method prescribed by APB 25.

   A summary of stock option activities during 1998, 1997 and 1996 is as follows:

                                                    NUMBER OF       OPTION PRICE
                                                     SHARES           PER SHARE
                                                     ------           ---------
    Options outstanding at July 2, 1995              517,000        2.00 to 4.63
         Granted                                     134,500        1.00
         Canceled                                    (40,000)       2.00 to 4.63
                                                    ---------
    Options outstanding at June 30, 1996             611,500        1.00 to 2.88
         Granted                                     180,000         .25 to  .50
         Canceled                                   (381,000)       1.00 to 4.63
                                                    ---------
    Options outstanding at June 29, 1997             410,500         .25
          Granted                                    120,000         .14
          Canceled                                  (118,000)        .25
                                                    ---------
     Options outstanding at June 28, 1998            412,500         .14 to .25

    Exercisable at June 28, 1998                     120,900         .14 to .25


10.   DETERMINATION OF EARNINGS PER INCREMENTAL SHARE

      The following tables present the reconciliation of the numerators and denominators in calculating diluted earnings per share ("EPS") from continuing operations in accordance with Statement of Financial Accounting Standards No. 128.


                                               INCREASE IN   EARNINGS PER
           1998                 INCREASE IN     NUMBER OF     INCREMENTAL
                                  INCOME         SHARES         SHARE

                                -------------------------------------------
Options .......................    --          2,083,320
Dividends on convertible
     preferred stock .......... $  296,586       411,925
Interest on 9% convertible
     subordinated debenture ... $   19,530        23,400
                                -------------------------------------------
                                $  316,116     2,518,645       $ 0.13
                                ===========================================

                              Computation of Diluted Earnings per Share

                                  INCOME AVAILABLE
                                  FROM CONTINUING      COMMON           PER
                                    OPERATIONS         SHARES          SHARE
                              -------------------------------------------------
Common Stock Options .........     ($7,260,670)      17,190,810       ($  0.42)
                                                      2,083,320
                              -------------------------------------------------
                                   ($7,260,670)      19,274,130       ($  0.38) antidilutive
Dividend on convertible
     preferred stock .........         296,586          411,925

Interest on 9% convertible
     subordinated debenture ..          19,530           23,400
                              -------------------------------------------------
                                   ($6,944,554)      19,709,455       ($  0.35) antidilutive
                              =================================================


                                               INCREASE IN   EARNINGS PER
            1997                INCREASE IN      NUMBER OF     INCREMENTAL
                                   INCOME         SHARES         SHARE
                                ---------------------------------------------
Options ........................     --          2,998,903
Dividends on convertible
     preferred stock ........... $ 296,586         411,925
Interest on 9% convertible
     subordinated debenture .... $  19,530          43,400
                                ---------------------------------------------
                                 $ 316,116       3,454,228     $  0.09
                                =============================================

                              COMPUTATION OF DILUTED EARNINGS PER SHARE

                              INCOME AVAILABLE
                              FROM CONTINUING       COMMON             PER
                                 OPERATIONS         SHARES            SHARE
                              -----------------------------------------------
                              ($ 11,209,361)      13,451,487       ($    0.83)
Common Stock Options .........                     2,998,903
                              -----------------------------------------------
                              ($ 11,209,361)      16,450,390       ($    0.68)  antidilutive
Dividend on convertible
     preferred stock .........      296,586          411,925

Interest on 9% convertible
     subordinated debenture ..       19,530           43,400
                              -----------------------------------------------
                               ($10,893,245)      16,905,715       ($    0.64)  antidilutive
                              ===============================================


                                                INCREASE IN   EARNINGS PER
           1996                  INCREASE IN     NUMBER OF     INCREMENTAL
                                    INCOME         SHARES         SHARE
                                  -------------------------------------------
Options .........................    --          3,121,633
Dividends on convertible
     preferred stock ............ $ 296,586        411,925
Interest on 9% convertible
     subordinated debenture ..... $  19,530         23,400
                                  -------------------------------------------
                                   $316,116      3,556,958    $   0.09
                                  ===========================================

                                 COMPUTATION OF DILUTED EARNINGS PER SHARE

                                 INCOME AVAILABLE
                                  FROM CONTINUING     COMMON           PER
                                    OPERATIONS        SHARES          SHARE
                                -------------------------------------------
                                   ($ 247,890)      12,040,163       ($0.02)
Common Stock Options ..........                      3,121,633
                                -------------------------------------------
                                   ($ 247,890)      15,161,796       ($0.02)
Dividend on convertible
     preferred stock ..........       296,586          411,925

Interest on 9% convertible
     subordinated debenture ...        19,530           43,400
                                -------------------------------------------
                                     $ 68,226       15,617,121       $ 0.00 antidilutive
                                ===========================================

Note: Because Diluted EPS from Continuing Operations increases from ($0.42) to ($0.35) and from ($0.83) to ($0.64) and from ($0.03) to ($0.00) in 1998, 1997 and 1996, respectively, when convertible preferred stock and convertible subordinated debentures are included in the computation, those convertible preferred shares and convertible subordinated debentures are antidilutive and are ignored in the computation of Diluted EPS from Continuing Operations. Therefore, Diluted EPS from Continuing Operations is reported as ($0.42), ($0.83) and ($0.02) in 1998, 1997 and 1996, respectively. All warrants have been excluded from the calculations of Diluted EPS as they are anti-dilutive for all periods.

11. RELATED PARTY TRANSACTIONS

   In the fourth quarter of fiscal 1997 the Company sold Pete's Hospitality Co., Inc., ("Pete's") a wholly-owned subsidiary, pursuant to a Stock Purchase Agreement, to Angelo Pitillo, former President, Chief Operating Officer and director of the Company. Mr. Pitillo acquired all of the issued and outstanding shares of Pete's in exchange for a promissory note of Pete's payable to the Company in the principal amount of $300,000 (the "Pete's Note"). The Pete's Note accrues interest at the rate of 10% per annum over approximately five years. The Pete's Note is secured by assets of Pete's. The Company recorded a loss of approximately $750,000 on the transaction. On December 18, 1997, Pete's Hospitality Co., Inc. filed for bankruptcy. Therefore, the Company wrote off the note receivable balance as of $294,904. The Company is a secured creditor of the bankrupt estate, however, there is no assurance that there will be sufficient assets in the estate to fully satisfy the claims of all creditors.

   Ghulam M. Bombaywala, the Company's Chief Executive Officer and director, has an ownership interest in and participates in the management of other businesses, including James Original Coney Island, Inc., the Houston-based corporation which owns the James Coney Island restaurant chain.

   On April 2, 1998 the Company entered into a Professional Services Agreement with Darrin Straughan to provide operational consulting services to the Company and its subsidiaries. As compensation for his services, Mr. Straughan was issued stock options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.14 per share. The stock options vest prorata over a period of three years. Mr. Straughan is a director of the Company and the Vice President of James Original Coney Island, Inc., the corporation which owns the James Coney Island restaurant chain.

   Mr. Bombaywala has an employment contract with the Company providing for annual compensation of $120,000. (See "Item 11. Executive Compensation - Employment Contracts.")

   On May 1, 1998 the Board of Directors of the Company adopted a resolution approving the issuance to Mr. Bombaywala of warrants to purchase 10,000,000 pre-reverse stock split shares of the Company's Common Stock at the pre-reverse stock split exercise price of $.14 per share, which was the market price of the stock on April 2, 1998 when the Board of Directors first considered a proposal to compensate Mr. Bombaywala for the bank loans, notes, accounts payable, taxes, contracts and leases that he had personally guaranteed on behalf of the Company in order for the Company to continue to do business.

   In approving the issuance of the warrants to Mr. Bombaywala, the Board considered, among other things, (i) its prior commitment to Mr. Bombaywala to compensate him for his personal guarantees of Company obligations and his loans and advances to the Company (collectively the "Guarantees"), (ii) the importance of the Guarantees to the Company's financial survival and the aggregate amount of such Guarantees, particularly in the past year, (iii) the personal risk of the Guarantees to Mr. Bombaywala and the pledge of his personal assets to partially collateralize certain of the Guarantees, (iv) the fact that the market price of the Company's Common Stock was equal to the exercise price of the warrants at the time of the request by Mr. Bombaywala,
   (v) the short- and long-term value to the Company of the commitment of Mr. Bombaywala to guarantee up to $5 million of future obligations of the Company if requested by the

   Company for additional financing or the renewal of existing leasehold or debt obligations of the Company, (vi) the waiver and/or accrual and nonpayment of all prior compensation payable to Mr. Bombaywala as an executive officer of the Company, (vii) the lock-up agreement with respect to the shares underlying the warrants, and (viii) the fact that the Company will pursue a fairness opinion with respect to the warrants and approval of the independent shareholders of the Company with respect to the issuance of the warrants.

   The warrants will have a four year term and the underlying shares will be subject to a two year lock-up agreement which will expire if a total of $5 million in debt or equity financing is raised by the Company within the two year period.

   At this time the Board has decided to defer the issuance of the warrants to Mr. Bombaywala for an indefinite period of time. If in the future the Board decides that it is in the best interests of the Company to issue the warrants to Mr. Bombaywala, the Board will seek shareholder approval at the next annual meeting or at a special meeting.

   On May 13, 1998 the Company entered into a Consulting Agreement with GTI Partners, L.L.C. ("GTI") to seek sources of financing for the Company. In consideration for the performance of these services, the Company agreed to issue to GTI warrants to purchase up to 9,500,000 shares of pre-reverse stock split shares of the Company's Common Stock at a pre-reverse stock split exercise price of $.09 per share, which was the average market price of the Common Stock during the period of negotiations with GTI. The Board of Directors, in making its decision to approve the Consulting Agreement, considered the following factors, among others, (i) the Company's immediate and substantial need for working capital, (ii) the lack of other financing alternatives available to the Company, (iii) the fact that approximately 90% of the consideration payable to GTI is based on the closing of a $2,500,000 financing, (iv) the fact that the terms of the financing may be accepted or rejected by the Company in its discretion, (v) the nonexclusive arrangement with GTI, (vi) the fact that the exercise price of the GTI warrants was non-dilutive to the market price when initial negotiations were undertaken,
   (vii) representations of GTI that the financing is not expected to be materially dilutive to the market price of the Company's stock at the time the financing is consummated, (viii) the fact that the shares issued to GTI are subject to a two (2) year Lock-Up Agreement subject to early termination if the Company receives $5,000,000 in GTI arranged financings within such two
   (2) year period, and (ix) the financing track record of GTI and its affiliates.

   Warrants to purchase 1,000,000 pre-reverse stock split shares of the Company's Common stock were issued upon the execution of the Consulting Agreement. The remaining warrants for 8,500,000 pre-reverse stock split shares will be issued to GTI upon the completion of at least $2,500,000 of initial financing. The shares underlying the warrants are subject to a lock-up agreement prohibiting resale thereof for a period of two years from the date of the issuance of the respective warrants subject to the Company's consent to any proposed public or private resales, or the expiration of the lock-up agreement upon GTI arranging a total of $5,000,000 of financing on terms acceptable to the Company. The warrant shares are subject to a voting agreement and proxy in favor of Mr. Bombaywala, the Company's Chief Executive Officer, which shall expire as to 250,000 post-reverse stock split shares every ninety days from the date of exercise of the warrants. The warrants may be exercised in whole, but not in part, and are not transferable except to entities affiliated with GTI or with the Company's consent.

   On May 15, 1997, Mr. Bombaywala and the Company entered into a Conversion and Offset Agreement whereby the $3,750,000 of debt evidenced by certain promissory notes issued to Mr. Bombaywala by the Company in connection with the acquisition of Pasta Co. from Mr. Bombaywala in 1996 were converted to 7,500,000 Common Stock Rights (the "Rights"). Each of the Rights automatically converted to one share of the Company's Common Stock at a later date, without further action or consideration by Mr. Bombaywala when the Company amended its Articles of Incorporation to increase its authorized shares. In exchange for the Rights, Mr. Bombaywala forgave the Notes. A value of $.50 per share was determined by the Board of Directors in connection with the conversion. The Company's shareholders approved the increase in the Company's authorized shares on January 23, 1998, and the shares were issued to Mr. Bombaywala.

   The Company also agreed with Mr. Bombaywala to offset $819,202 represented by certain Pasta Co. promissory notes payable to Mr. Bombaywala in connection with the acquisition of Pasta Co. against a note receivable from Mr. Bombaywala payable to Marco's.

   In December 1994, Mr. Bombaywala purchased $500,000 principal amount of the Company's subordinated notes and received 222,222 warrants to purchase a like number of shares of common stock. Mr. Bombaywala is also obligated to purchase the remaining $1.25 million of the Subordinated Notes if they have not been paid in full at maturity. In June 1997, Mr. Bombaywala converted this 12% subordinated debt to 11% subordinated debt, due June 2002.

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


   In the fourth quarter of fiscal 1997 (June 1997) the Company offered a private placement of $4 Million of 11% Convertible Subordinated Notes due June 30, 2002 (the "Convertible Subordinated Notes") pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Act") and the rules and regulations promulgated thereunder, including, without limitation, Section 4(2) and Regulation D. The Convertible Subordinated Notes were offered directly by the Company to qualified accredited investors. The Company did not retain a broker or underwriter to assist with the offering. Holders of the Convertible Subordinated Notes received warrants (the "Convertible Subordinated Note Warrants") to purchase shares of Common Stock at a purchase price of $1.50 per share until June 30, 2002. Interest on the Convertible Subordinated Notes is payable quarterly beginning September 30, 1997. The Convertible Subordinated Notes are currently unsecured and are subordinated to certain defined senior indebtedness. As of September 30, 1997, $700,000 principal amount of the Convertible Subordinated Notes had been subscribed. The proceeds of the offering were used to repay a portion of the $3 million principal amount of 12% Subordinated Notes originally due July 31, 1997. The balance of the Subordinated Notes has been extended to December 31, 1999. Ghulam M. Bombaywala, Chairman of the Board, Chief Executive Officer and a director of the Company, converted the $500,000 principal amount of 12% Subordinated Notes owed to him into the 11% Convertible Subordinated Notes, pursuant to a Subordinated Note Conversion Agreement dated June 1, 1997 (the "Conversion Agreement"). Pursuant to the Conversion Agreement, Mr. Bombaywala canceled the $500,000 principal amount of 12% Subordinated Notes owed him by the Company and received an 11% Convertible Subordinated Note of equal principal amount with the same terms and conditions as the Convertible Subordinated Notes being offered by the Company to prospective investors. Additionally, in September 1997, the Company guaranteed a promissory note with United Central Bank for $850,000 due September 2002. The proceeds of the note were used to repay a portion of the $3 million principal amount of 12% Subordinated Notes originally due July 31, 1997.

   The Company acquired 240,000 shares (the "CluckCorp Shares") of the outstanding common stock, $0.1 par value of CluckCorp International, Inc., a Texas corporation ("CluckCorp") on June 30, 1994 upon the conversion of, and as partial payment for, a promissory note of CluckCorp owed to the Company in the principal amount of $800,000 (the "CluckCorp Note") issued in June 1993 and in exchange for certain other advances owed to the Company. The CluckCorp Note had a maturity date of June 30, 1998, and was payable, at the option of CluckCorp, in whole or in part, in cash or with Common Stock of CluckCorp. During 1994 CluckCorp repaid a portion of the CluckCorp Note in cash and the remaining portion of the CluckCorp Note and certain advances were paid with the CluckCorp Shares. The Company subsequently sold the CluckCorp Shares to JEB Investment Corporation, a Texas corporation ("JEB") in exchange for a $1,800,000 recourse promissory note executed by JEB as maker (the "JEB Note") bearing interest at 9% per annum, payable annually, with a final maturity date of June 30, 1996. The JEB Note was secured by the CluckCorp Shares pursuant to a Pledge Agreement. JEB defaulted on the payments required under the JEB Note. In May 1997, JEB and the Company executed an agreement whereby JEB relinquished all right, title and interest in the CluckCorp Shares to the Company pursuant to the Company's foreclosure rights in consideration for the Company relinquishing all of its rights under the JEB Note. The Company sold the CluckCorp Shares in public and private transactions during fiscal 1998.

12. IMPAIRMENT OF ASSETS:

   PROPERTY AND EQUIPMENT.

   In the fourth quarter of fiscal 1997, the Company made a decision to sell the remaining Billy Blues Restaurant. Accordingly, the assets were deemed to be impaired and written down to their estimated fair value. An impairment expense of $1.1 million was recognized during 1997. Additionally, the Company sold one Marco's Restaurant in the fourth quarter of fiscal 1997 for a loss of approximately $75,000. In 1997, an impairment expense was recorded to reflect the loss on sale.

   INTANGIBLE ASSETS.

   In the fourth quarter of fiscal 1997, the Company deemed the intangible assets associated with Chris' & Pitt's Barbeque Sauce to be impaired. Management estimated the fair value and, accordingly, an impairment expense of approximately $3.45 million was recorded during fiscal 1997 and is included in depreciation and amortization expense. In the fourth quarter of fiscal 1998, the Company deemed the intangible asset associated with Pasta Co. to be impaired. Management estimated the fair value and, accordingly, an impairment expense of $2.6 million was recorded in fiscal 1998 and is included in depreciation and amortization expense. Management will continue to evaluate the fair value of the intangible asset of Pasta Co. quarterly based on its cash flow.

13. EMPLOYEE BENEFIT PLANS:

   An incentive savings plan has been established which is a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. Contributions to the incentive savings plan are determined by the board of directors. Employees may also make contributions to the incentive savings plan based upon a percentage of qualified compensation in accordance with the Internal Revenue Service rules and regulations. No contributions were made to this plan by the Company during 1998, 1997 or 1996.

   EXHIBIT
   NUMBER                DESCRIPTION OF EXHIBIT (1)
   -------               --------------------------
     2.1 Stock Exchange Agreement dated July 1, 1994 between Ghulam M. Bombaywala ("GMB"), Marco's Mexican Restaurants, Inc., a Texas Corporation ("Marco's") and Watermarc Food Management Co., a Texas corporation, f/k/a Billy Blues Food Corporation (the "Company")
             (2)(3)

     2.2 Agreement and Plan of Merger dated September 14, 1995 by and among the Company, GMB, Pasta Acquisition Co., a Texas corporation ("PAC") and The Original Pasta Co., a Texas Corporation ("TOPC")
             (4)

     2.3 Sale and Option Agreement between the Company, GMB and TOPC dated June 23, 1995 (4)

     2.4 Stock Purchase Agreement dated June 29, 1997 between the Company and Angelo Pitillo (9)

     3.1 Amended, Restated and Corrected Articles of Incorporation of the Company (4)

     3.2     Amended and Restated Bylaws of the Company (4)

     3.3 Amendment to Restated Articles of Incorporation of the Company filed February 12, 1998 regarding an increase in authorized shares of Common Stock

     4.1     Specimen of Common Stock Certificate (5)

     4.2     Form of Warrant Agreement covering Series A Warrants (5)

     4.3     Specimen of Series A Warrant (5)

     4.5 Statement of Resolution Establishing Series of Preferred Stock (9% Cumulative Convertible Preferred Stock) as filed with the Secretary of the State of Texas on January 13, 1993 (included as part of Exhibit Number 3.1 above) (4)

     4.6     Specimen of 9% Cumulative Convertible Preferred Stock Certificate
             (6)

     4.7 Form of 5-Year 9% Convertible Subordinated Debenture Due March 16, 1999 (6)

     4.8 Form of Notification of the Voluntary Conversion Rate of 5-year 9% Convertible Subordinated Debentures (4)

     4.9 Forms of 12% Subordinated Note due December 19, 1994 and Warrant to purchase Common Stock at $2.25 per share expiring December 31, 1999
             (4)

     4.10    Amendment 1 to Warrant Agreement covering Series A Warrants (8)

     4.11    Amendment 2 to Warrant Agreement covering Series A Warrants (8)

   EXHIBIT
   NUMBER                DESCRIPTION OF EXHIBIT (1)
   -------               --------------------------
     4.12    Notice of Extension of Warrant Expiration Date to May 15, 1997 (8)

     4.13 First Amendment to Purchase Agreement dated effective as of March 31, 1996, among the Company and the Purchasers relating to $3,000,000 12% Subordinated Notes due March 31, 1996 (8)

     4.14 Security Agreement dated as of May 20, 1996 by the Company in favor of the Purchasers relating to $3,000,000 12% Subordinated Notes (8)

     4.15 First Amendment to Financial Advisory Agreement dated March 31, 1996 between the Company and Sanders Morris Mundy, Inc. ("SMM") (8)

     4.16 Form of Amendment to 12% Subordinated Notes of the Company due March 31, 1996 extending maturity date to July 31, 1997 (8)

     4.17    Amendment No. 3 to Warrant Agreement covering Series A Warrants (9)

     4.18    Notice of Extension of Warrant Expiration Date to May 15, 1998 (9)

     4.19 Second Amendment to Purchase Agreement dated effective as of July 31, 1997, among the Company and the Purchasers relating to $3,000,000 12% Subordinated Notes due July 31, 1997 (9)

     4.20 Second Amendment to Financial Advisory Agreement dated July 31, 1997 between the Company and SMM (9)

     4.21 Conversion and Offset Agreement dated May 15, 1997 between The Original Pasta Co., Marco's Mexican Restaurants, Inc., the Company and GMB(9)

     4.22 Subordinated Note Conversion Agreement dated June 1, 1997 between the Company and GMB (9)

     4.23 Specimen of Purchase Agreement for 11% Convertible Subordinated Notes due June 30, 2002 (9)

     4.24 Form of 11% Convertible Subordinated Promissory Note due June 30, 2002 (9)

     4.25 Form of Warrant to Purchase Common Stock of the Company expiring on June 30, 2002 issued to purchasers of 11% Subordinated Notes (9)

     4.26 Form of Third Amendment to Purchase Agreement dated July 10, 1998 among the Company and the Purchasers relating to $3,000,000 12% Subordinated Notes

     4.27 Form of Third Amendment to Financial Advisory Agreement dated July 10, 1998 between the Company and SMM

   EXHIBIT
   NUMBER                DESCRIPTION OF EXHIBIT (1)
   -------               --------------------------
     10.1 Form of Management Agreement between the Company and TOPC dated effective September 14, 1995 (4)

     10.2 Form of Escrow Closing Agreement dated effective September 14, 1995 by and among GMB, PAC, TOPC, the Company and the Escrow Agent (4)

     10.3 Form of Bank Escrow Agreement by and among the Company, GMB and the Bank Escrow Agent dated effective September 14, 1995 (4)

     10.4 Form of Development Escrow Agreement by and among TOPC, PAC, the Company, GMB and the Escrow Agent dated effective September 14, 1995 (4)

     10.11 Form of $1,260,000 Promissory Note from TOPC to GMB dated effective September 14, 1995 (4)

     10.12 Placement Agent Agreement dated December 12, 1994 by and between the Company and SMM as Placement Agent, with first amendment thereto (4)

     10.13 Form of Purchase Agreement dated December 19, 1994 between the Company and SMM relating to $3,000,000 12% Subordinated Notes due March 31, 1996 (4)

     10.14 Form of 12% Subordinated Note dated December 19, 1994 of the Company due March 31, 1996 (4)

     10.15 Form of Warrant dated December 19, 1994, to purchase shares of common stock of the Company at $2.25 per share, expiring December 31, 1999, issued to purchasers of 12% Subordinated Notes (4)

     10.16 Put Option Agreement dated December 19, 1994 by and among GMB and the purchasers of the Company's 12% Subordinated Notes (4)

     10.17 Financial Advisory Agreement dated December 19, 1994 between the Company and SMM (4)

     10.18 Warrant Certificate dated December 19, 1994 from the Company to SMM to purchase 105,000 shares of Common Stock at $2.50 per share expiring December 31, 1999 (4)

     10.19 Warrant Certificate dated December 19, 1994 from the Company to Michael S. Chadwick to purchase 45,000 shares of Common Stock at $2.50 per share expiring December 31, 1999 (4)

     10.21 Form of Promissory Note, dated May 31, 1995, executed by the Company in favor of Fantasia Stiftung (7)

   EXHIBIT
   NUMBER                DESCRIPTION OF EXHIBIT (1)
   -------               --------------------------
     10.22 Security Agreement, dated May 31, 1995, between Fantasia Stiftung and the Company (7)

     10.23 Guaranty Agreement, dated May 31, 1995 between Fantasia Stiftung and GMB (7)

     10.28   Employment Agreement dated July 1, 1994 between the Company and GMB
             (4)

     10.29 Pledge and Security Agreement from GMB in favor of the Company dated July 31, 1994 (4)

     10.30 $2,175,310.40 Promissory Note of GMB to the Company dated July 31, 1994 (4)

     10.31   1994 Stock Compensation Plan of the Company (8)

     10.32   First Amendment to the 1994 Stock Compensation Plan of the Company
             (8)

     10.33   Second Amendment to the 1994 Stock Compensation Plan of the Company
             (8)

     10.34 License Agreement dated February 21, 1996 between the Company and Bevo's Enterprises licensing the Company to use the name Longhorn Cafe in the operation of the business (8)

     10.35 $2,750,000 promissory note from PAC to GMB dated effective September 14, 1995 (8)

     10.36 $1,000,000 promissory note from PAC to GMB dated effective September 14, 1995 (8)

     10.37 $595,000 promissory note from PAC to GMB dated effective January 26, 1996 (8)

     10.38 $224,202 promissory note from PAC to GMB dated effective January 26, 1996 (8)

     10.39 $1,200,000 promissory note from the Company to MetroBank, N.A. dated March 15, 1996 (8)

     10.40 Security Agreement between PAC, TOPC and GMB dated September 14, 1995 (8)

     10.41 Security Agreement Pledge between the Company and GMB dated September 14, 1995 (8)

     10.42 Guaranty Agreement Pledge between the Company and GMB dated September 14, 1995 (8)

     10.43 Service Mark License Agreement between PAC and GMB dated September 14, 1995 (8)

   EXHIBIT
   NUMBER                DESCRIPTION OF EXHIBIT (1)
   -------               --------------------------
     10.44 License Agreement dated June 29, 1997 between Marco's Mexican Restaurants, Inc. and Mohammed S. and Rubina S. Akhtar licensing the use of the name Marco's in the operation of a restaurant (9)

     10.45 $300,000 promissory note from the Company to MetroBank dated April 11, 1997 (9)

     10.46 $300,000 promissory note from the Company to United Central Bank dated April 7, 1997 (9)

     10.47 $250,000 promissory note from the Company to Langham Creek National Bank dated February 14, 1997 (9)

     10.48 Agreement dated May 20, 1998 between the Company and GMB relating to the issuance of 10,000,000 warrants to GMB

     10.49 Professional Services Agreement dated April 2, 1998 between the Company and Darrin Straughan for operational consulting services

     21.1    Subsidiaries of the Registrant

     27.1    Financial Data Schedule

     99.3    Form 8-K dated May 13, 1998

     99.4 Letter dated September 30, 1998 from E. Ted Davis & Associates, Inc. regarding the issuance of warrants to GMB

______________
                                    FOOTNOTES

(1) Unless otherwise footnoted, the Exhibits described below are filed herewith.
(2) Certain terms initially defined in this Exhibit List are used consistently throughout the Exhibit List.
(3) Filed as an Exhibit to the Company's Form 8-KSB/A dated September 14, 1994 and incorporated herein by reference.
(4) Filed as an Exhibit to the Company's Form 10-K dated July 2, 1995 and incorporated herein by reference.
(5) Filed as an Exhibit to the Company's Registration Statement on Form S-1, as amended (SEC File No. 33-45906) effective May 15, 1992, and incorporated herein by reference.
(6) Previously filed as an Exhibit to the Company's Registration Statement on Form S-3, as amended (SEC File No. 33-773344) effective May 10, 1994, and incorporated herein by this reference.
(7) Previously filed as an Exhibit to the Company's Registration Statement as Form S-3, as amended (SEC File No. 33-93450), effective July 28, 1995 and incorporated herein by reference.
(8) Filed as an Exhibit to the Company's Form 10-K dated June 30, 1996 and incorporated herein by reference.
(9) Filed as an Exhibit to the Company's Form 10-K dated June 29, 1997 and incorporated herein by reference.