Form 10-Q
period 1998-10-27
WATERMARC FOOD MANAGEMENT CO
filed 1998-11-12
CIK 884131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           SEPTEMBER 27, 1998
                               -----------------------------------

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________ to _____________________

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

As of September 27, 1998, the registrant had 24,563,564 shares of its common stock and 329,540 shares of its preferred stock outstanding, respectively.

                          WATERMARC FOOD MANAGEMENT CO.

                                      INDEX




PART I.           FINANCIAL INFORMATION                           PAGE NO.

      ITEM 1.           FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets -               2
                  September 27, 1998 and June 28, 1998

                  Condensed Consolidated Statements of Operations -     3
                  Thirteen Weeks Ended
                  September 27, 1998 and September 28, 1997

                  Condensed Consolidated Statements of Cash Flows -     4
                  Thirteen Weeks Ended
                  September 27, 1998 and September 28, 1997

                  Notes to Condensed Consolidated Financial Statements  5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS                 10
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS


PART II.    OTHER INFORMATION                                          14

      ITEM 6.     Exhibits and Reports on Form 8-K

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   SEPTEMBER 27, 1998 JUNE 28, 1998
                                                      ------------    ------------
               ASSETS
Current assets:
     Cash and cash equivalents ....................   $     48,560    $     90,775
     Accounts receivable, trade ...................         80,391         204,106
     Accounts receivable from affiliates ..........        164,283         115,244
     Inventories ..................................        327,018         316,334
     Prepaid expenses and other current assets ....        258,832          38,872
                                                      ------------    ------------

          Total current assets ....................        879,084         765,331

Property and equipment, net .......................      6,011,200       6,213,441
Notes and other receivables from affiliate ........      1,398,583       1,398,583
Intangible assets, net ............................      3,901,455       4,041,433
Other assets ......................................        263,725         264,382
                                                      ------------    ------------

                                                      $ 12,454,047    $ 12,683,170
                                                      ============    ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade ....................   $  5,351,727    $  4,969,793
       Accrued liabilities ........................      3,305,509       2,605,392
       Current portion of long-term debt ..........      2,919,648       2,919,648
                                                      ------------    ------------
          Total current liabilities ...............     11,576,884      10,494,833

Long-term debt, less current portion ..............      6,833,689       7,230,348
Deferred rent .....................................        602,411         602,411

Commitments and contingencies

Stockholders' equity:
       Preferred stock ............................        329,540         329,540
       Common stock ...............................      1,189,155       1,189,155
       Additional paid-in capital .................     30,114,040      30,114,052
       Accumulated deficit ........................    (38,191,672)    (37,277,169)
                                                      ------------    ------------

          Total stockholders' equity ..............     (6,558,937)     (5,644,422)
                                                      ------------    ------------

                                                      $ 12,454,046    $ 12,683,170
                                                      ============    ============

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          13 WEEKS ENDED

                                                   SEPTEMBER 27,   SEPTEMBER 28,
                                                        1998           1997
                                                   ------------    ------------

Revenues .......................................   $  9,120,877    $ 10,868,076
                                                   ------------    ------------

Costs and expenses:
     Costs of revenues .........................      2,882,842       3,448,816
     Other restaurant operations ...............      5,678,173       6,903,597
     Selling, marketing and distribution .......        237,592         209,250
     General and administrative ................        646,828         724,583
     Depreciation and amortization .............        481,431         561,788
                                                   ------------    ------------

          Total costs and expenses .............      9,926,866      11,848,034
                                                   ------------    ------------

Income (loss) from operations ..................       (805,989)       (979,958)

Non-operating income (expense):
     Interest income ...........................         30,037          30,075
     Interest expense ..........................       (156,370)       (185,299)
     Other, net ................................         17,819         618,845
                                                   ------------    ------------

          Total non-operating income (expense) .       (108,514)        463,621
                                                   ------------    ------------

Income (loss) before income taxes ..............       (914,503)       (516,337)

Income tax provision (benefit) .................           --              --
                                                   ------------    ------------

Net income (loss) ..............................   ($   914,503)   ($   516,337)

Preferred stock dividends ......................             12              47
                                                   ------------    ------------

Net income (loss) less preferred stock dividends   ($   914,515)   ($   516,384)
                                                   ============    ============



Loss per common share - Basic and fully diluted    ($      0.04)   ($      0.04)
                                                   ============    ============


Weighted average common and common equivalent
     shares ....................................     24,554,988      14,263,230
                                                   ============    ============


See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        13 WEEKS ENDED

                                                                SEPTEMBER 27,   SEPTEMBER 28,
                                                                     1998           1997
                                                                 -----------    -----------
Operating activities:
     Net income (loss) for the period ........................   ($  914,503)   ($  516,337)
     Adjustments to reconcile net income (loss) to
          net cash provided by (used in) operating activities:
          Depreciation and amortization ......................       481,431        561,788
     Changes in assets and liabilities:
          Accounts receivable, trade .........................       123,715        313,274
          Accounts receivable from affiliates ................       (49,039)       241,607
          Inventories ........................................       (10,684)        45,268
          Prepaid expenses and other current assets ..........      (219,960)      (697,551)
          Accounts payable and accrued liabilities ...........     1,082,051       (639,036)
          Other assets .......................................           657       (336,371)
                                                                 -----------    -----------

     Net cash provided by (used in) operating activities .....       493,668     (1,027,358)

Investing activities:
     Purchase of property and equipment ......................      (139,212)      (266,307)
     Proceeds from sale of assets ............................          --          470,663
     Collection of bad debt ..................................          --          453,864
     Investment in note receivable ...........................          --         (270,663)
     Repayment of notes receivable ...........................          --            5,653
                                                                 -----------    -----------

     Net cash provided by (used in) investing activities .....      (139,212)       393,210
                                                                 -----------    -----------

Financing activities:
     Net proceeds from borrowings ............................          --        2,255,047
     Cash dividends ..........................................           (12)           (46)
     Payments on borrowings ..................................      (396,659)    (1,806,942)
                                                                 -----------    -----------

     Net cash provided by (used in) financing activities .....      (396,671)       448,059
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents .........       (42,215)      (186,089)

Cash and cash equivalents, beginning of period ...............        90,775        263,542
                                                                 -----------    -----------

Cash and cash equivalents, end of period .....................   $    48,560    $    77,453
                                                                 ===========    ===========


See notes to condensed consolidated financial statements (unaudited).

                    WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

   ORGANIZATION

   As of September 27, 1998, Watermarc Food Management Co. (the "Company"), owned and operated 39 restaurants, primarily in the Houston Metropolitan area, under the names "Marco's Mexican Restaurants" ("Marco's Restaurants"); "The Original Pasta Co." ("Pasta Co."); Billy Blues Barbecue Bar & Grill ("Billy Blues"). The Company also produces and markets two brands of barbecue sauce and a spice rub, "Billy Blues Barbecue Sauce", "Chris' & Pitt's Bar-B-Que Sauce" and "Chris' & Pitt's Spice Rub". Billy Blues Barbecue Sauce is sold on a special order basis, primarily to restaurants. The Chris' and Pitt's products are marketed to supermarkets, other retail stores and food service outlets.

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   BASIS OF PRESENTATION

   The accompanying unaudited financial information for the quarters ended September 27, 1998 and September 28, 1997 includes the results of operations of the Company. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

   The June 28, 1998 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

   The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company has a working capital deficit of approximately $10,697,800 at September 27, 1998 and a net loss of $914,503 for the thirteen weeks ended September 27, 1998 and experienced significant losses in fiscal 1998 and the first quarter of fiscal 1999 which raise doubts about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt and ultimately attain profitable operations.

   For a further discussion of the Company's liquidity and capital resources, see pages 10 through 12 hereof.

   Management's plans include the following:

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


   IMPACT OF NEW ACCOUNTING STANDARDS

   In May 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which changes the manner in which earnings per share (EPS) amounts are calculated and presented. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Fully diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents. Stock options are regarding as common stock equivalents and are computed using the treasury stock method. Stock options will have a dilutive effect under the treasury stock method when the average market price of the common stock during the period exceeds the exercise price of the options.

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

3. RELATED PARTY TRANSACTIONS:

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

   In December 1994, in connection with the offering of the Company's $3 million 12% Subordinated Notes, Sanders Morris Mundy, Inc. ("SMM") received approximately $250,000 as a placement fee. Also in connection with the offering, the Company entered into an eighteen month advisory agreement with SMM calling for payments of $10,000 per month and issued warrants to purchase 150,000 shares of common stock at an exercise price of $2.50 per share which currently expire on August 31, 2002. Michael S. Chadwick, a director of the Company, is Senior Vice President and a Managing Director of Corporate Finance of SMM. Mr. Chadwick was assigned 45,000 of the warrants by SMM. In July 1998, the payment terms of the 12% Subordinated Notes were extended and the exercise price of the warrants was reduced to $.09 per share. In consideration for the extension of the note term, an additional 1,150,000 warrants exercisable at $.25 per share and expiring August 31, 2003 unless the note is paid at its maturity date, were issued to the noteholders. In December 1997, the advisory agreement was extended to July 1998, after which it expired. However, the amount owing under the advisory agreement ($75,000) is due on December 31, 1999 pursuant to a non-interest bearing note.


4. DETERMINATION OF EARNINGS PER INCREMENTAL SHARE:

   The following tables present the reconciliation of the numerators and denominators in calculating diluted earnings per share ("EPS") from continuing operations in accordance with Statement of Financial Accounting Standards No. 128.

                                                     INCREASE IN    EARNINGS PER
                  1998                INCREASE IN     NUMBER OF      INCREMENTAL
                                        INCOME          SHARES           SHARE
                                    --------------------------------------------
Options .......................           --            639,205
Dividends on convertible
     preferred stock ..........     $   74,147          411,925
Interest on 9% convertible
     subordinated debenture ...     $    2,633           13,400
                                    --------------------------------------------
                                    $   76,780        1,064,530       $     0.07
                                    ============================================



                              Computation of Diluted Earnings per Share

                                 INCOME AVAILABLE
                                 FROM CONTINUING      COMMON             PER
                                    OPERATIONS        SHARES            SHARE
                                    --------------------------------------------
                                   ($ 914,515)      24,554,988          ($ 0.04)
Common Stock Options .........                         639,205
                                    --------------------------------------------
                                   ($ 914,515)      25,194,193          ($ 0.04)
Dividend on convertible
     preferred stock .........         74,147          411,925

Interest on 9% convertible
     subordinated debenture ..          2,633           13,400
                                    --------------------------------------------
                                   ($ 837,735)      25,619,518          ($ 0.03) Antidilutive
                                    ============================================


                                                     INCREASE IN    EARNINGS PER
                  1997                INCREASE IN     NUMBER OF      INCREMENTAL
                                        INCOME          SHARES           SHARE
                                    --------------------------------------------
Options ......................             --          3,880,108
Dividends on convertible
     preferred stock .........       $   74,147          411,925
Interest on 9% convertible
     subordinated debenture ..       $    2,633           43,400
                                    --------------------------------------------
                                     $   76,780        4,335,433       $    0.02
                                    ============================================

4. DETERMINATION OF EARNINGS PER INCREMENTAL SHARE CONT'D:


                              Computation of Diluted Earnings per Share

                                    INCOME AVAILABLE
                                    FROM CONTINUING    COMMON             PER
                                      OPERATIONS       SHARES            SHARE
                                    --------------------------------------------
                                    ($ 516,384)      14,263,230        ($  0.04)
Common Stock Options ..........                       3,880,108
                                    --------------------------------------------
                                    ($ 516,384)      18,143,338        ($  0.03) Antidilutive
Dividend on convertible
     preferred stock ..........         74,147          411,925

Interest on 9% convertible
     subordinated debenture ...          2,633           43,400
                                    --------------------------------------------
                                    ($ 439,604)      18,598,663        ($  0.02) Antidilutive
                                    ============================================

   NOTE: Because diluted EPS from continuing operations increased from ($0.04) to ($0.03) in 1998 and increased from ($0.04) to ($0.02) in 1997, when convertible preferred stock and convertible subordinated debentures are included in the computation, those convertible preferred shares and convertible subordinated debentures are antidilutive and are ignored in the computation of Diluted EPS from Continuing Operations. Therefore, Diluted EPS from Continuing Operations is reported as ($0.04) in 1998 and 1997, respectively.



                        (This space intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INTRODUCTION

   The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to the first quarter of fiscal years 1999 and 1998 are to the thirteen week periods ended September 27, 1998 and September 28, 1997, respectively.


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997 COMPARED TO THE
   THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998.

   REVENUES. Revenues decreased $1,747,199 or 16.1% to $9,120,877 for the first quarter of fiscal 1999 as compared to $10,868,076 for the first quarter of fiscal 1998.

   To counteract the decline in comparable revenues, management is currently taking action in an attempt to increase sales, including an intense concentration on increasing customer satisfaction. However, there can be no assurance that such actions will result in the desired sales increases. Management continues to implement cost reduction strategies in order to attempt to decrease the impact of the sales decline on the Company's bottom line.

   COSTS AND EXPENSES. Total cost of revenues decreased to 31.6% of revenues in 1999 as compared to 31.7% of revenues in 1998. The decline is due to operational efficiencies and cost controls on food and labor introduced by management.

   Other operations include all other operating expenses, comprised principally of labor and benefits, operating supplies, rent, utilities, repairs and maintenance and other costs. As a percentage of revenues, these costs decreased from 63.5% of revenues in fiscal 1998 to 62.3% of revenues in fiscal 1999 primarily due to continued cost reduction strategies.

   Selling, marketing and distribution expenses increased by $28,342.

   General and administrative expenses decreased by $77,755 primarily due to continued downsizing of corporate staff and cost controls.

   Depreciation and amortization decreased by $80,357 primarily due to closing of non-performing restaurants.

   NON-OPERATING INCOME (EXPENSE). Interest expense decreased by $28,929 due to reductions in interest bearing debt.

   NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company showed net loss of $914,503 for the first quarter of fiscal 1999 compared to net loss of $516,337 for the first quarter of fiscal 1998. The fiscal 1999 loss is generally due to decline in comparable revenues. If such trends continue, the Company will incur substantial losses in the future which would have a material impact upon its cash flow.


LIQUIDITY AND CAPITAL RESOURCES

   OPERATING ACTIVITIES. The Company continues to experience losses from operations and, as of September 27, 1998, has an accumulated deficit of $38,191,672.

   For the thirteen weeks ended September 27, 1998, net cash flow provided by operating activities equaled $493,668 which resulted from increases in accrued liabilities and accounts payable. Investing activities used $139,212 in cash due to the purchase of fixed assets. Financing activities used $396,671 in cash for payments on borrowings.

   For the thirteen weeks ended September 28, 1997, net cash flow used in operating activities equaled $1,027,358 which resulted from reductions in accrued liabilities and increases in current assets, partially offset by depreciation and amortization added back to net income. Investing activities generated $393,210 in cash due to the sale of fixed assets and collection of bad debt, partially offset by purchases of property and equipment. Financing activities contributed $448,059 in cash created by borrowing from banks and a stockholder.

   As of September 27, 1998, the Company had negative working capital of $10.7 million, as compared to negative working capital of approximately $9.7 million at June 28, 1998. The increase is due primarily to an increase in accounts payable and accrued expenses.


   CAPITAL REQUIREMENTS. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital, refinance its debt and to ultimately attain profitable operations. The Company did not generate adequate cash flow to meet its needs in fiscal 1998, nor in the first quarter of fiscal 1999. The Company needs immediate capital in the short-term and additional capital in the long-term to meet its needs which are identified below. The Company cannot generate positive cash flow from operations unless it can increase its sales and achieve further cost reductions. Even if profitable operations can be achieved by the Company in the short-term, the Company will not have sufficient cash flow to cover general and administrative expenses, materially reduce its payables and accrued liabilities, and meet its debt service requirements.

   The material capital commitments of the Company for fiscal 1999 are as follows:

      o Reduction of the Company's working capital deficit, including payments on notes, accounts payable and accrued liabilities.

      o Accumulation of funds for the payment of the principal balance of $1.25 million currently owed on the $3 Million 12% Subordinated Notes. The notes were due July 10, 1998, but have been extended to December 31, 1999. A principal payment of $100,000 was made September 1, 1998, with a principal payment of $150,000 due December 31, 1998.

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


   Management's plans include the following:

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


   The Company may achieve positive cash flow from operations in fiscal 1999, principally from its Marco's and Pasta Co. Restaurants, only if it can increase its restaurant sales and reduce its labor and other operating costs. The Company may experience further sales declines in fiscal 1999 which could have a material adverse effect on the Company's liquidity if additional financing is not available. The Company plans to supplement cash flow from operations by selling its last barbecue restaurant, Billy Blues. However, cash generated from operations, if any, will not be sufficient to meet all of the Company's fiscal 1999 capital commitments set forth above. Without debt refinancing or additional debt or equity financing in the short-term, the Company will not be able to (i) reduce its current working capital deficit,
   (ii) repay the $1.25 million balance of the Subordinated Notes due December 31, 1999, (iii) repay the $1 million note due June 1999, or (iv) fund negative cash flow from operations if the Company's negative operating cash flow continues. There is no assurance that the Company will be able to refinance its debt or obtain additional debt or equity financing in the short term or long-term. The Company was not successful in raising debt or equity financing in fiscal 1998.

   The Company did not have sufficient cash flow during the quarter to satisfy its direct operating expenses and pay its substantial indebtedness and reduce its accounts payable and short-term liabilities. The Company cannot continue to fund negative cash flow from operations and meet its other obligations by increasing its payables to vendors in the short or long-term. In order to meet its liabilities and obligations, the Company was required to obtain additional debt financings and borrowings, renegotiate and extend the terms of various borrowings and renegotiate and extend the amounts and the timing of payment to various vendors.

   The Company may experience further losses or negative cash flow from operations during the remainder of fiscal 1999. Continued losses raise doubt about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. If the substantial losses continue, the value of the Company's long-lived assets may become further impaired resulting in further write-downs to such assets to their estimated fair value.

   The inability of the Company to obtain additional financing and achieve profitable operations and positive cash flow has resulted in the curtailment of the Company's expansion activities which may continue indefinitely. Cash generated from operations will not be sufficient to allow the Company to timely meet all of its obligations and commitments. Since it has been unable to obtain profitable operations and positive cash flow from operations, or additional financing, the Company has curtailed its expansion, is selling non-core assets and is seeking further financings on terms which may prove unfavorable to the Company and its shareholders. If operating results do not improve or if additional financing is not available, the Company may be forced to further curtail or reduce its operations or sell all or part of its core assets on terms unfavorable to the shareholders.


   YEAR 2000 ISSUES

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


FORWARD-LOOKING INFORMATION.

   Information contained in this report on Form 10-Q which are not historical facts, contains forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "probably" and similar expressions, as they relate to the Company, its operations and management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, and are subject to certain risks, uncertainties, and assumptions relating to the operations and results of operations of the Company, competitive factors and pricing pressures, shifts in consumer demand, the costs of products and services, general economic conditions, and the acts of third parties, as well as other factors described in this Form 10-Q, and, from time to time, in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended, or the like.

   The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART  II - OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K.

   (a)Exhibit 27 required by Item 601 of Regulation S-K is filed as part of this report.

   (b)REPORTS ON FORM 8-K.  None.


  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  WATERMARC FOOD MANAGEMENT CO.


  Date: 11/11/98           By: /s/ GHULAM BOMBAYWALA
                              Ghulam Bombaywala, Chairman of the Board,
                              Chief Executive Officer and Director  (Duly
                              Authorized Signatory and Principal Executive
                              Officer and acting as Principal Financial and Accounting Officer) (1)


   (1) The principal financial and accounting officer resigned in July 1997 and has not been replaced as of the date of this filing. Mr. Bombaywala is signing as these capacities.

                          WATERMARC FOOD MANAGEMENT CO.

                               INDEX TO EXHIBITS


               EXHIBIT
               NUMBER          DESCRIPTION

                27             Financial Data Schedule