Form 10-Q
period 1998-12-27
WATERMARC FOOD MANAGEMENT CO
filed 1999-02-16
CIK 884131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 27, 1998

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number:        0-20143

                          WATERMARC FOOD MANAGEMENT CO.
             (Exact name of registrant as specified in its charter)


         TEXAS                                               74-2605598
(State or other jurisdiction of                             (IRS  Employer
 incorporation or organization)                            Identification No.)

      11111 WILCREST GREEN, SUITE 350  HOUSTON, TEXAS                77042
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

As of December 27, 1998, the registrant had 24,563,564 shares of its common stock and 329,540 shares of its preferred stock outstanding, respectively.

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION EFFECTIVE JANUARY 12, 1999)
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                      DECEMBER 27, 1998     JUNE 29, 1998
                                                      ------------------    -------------
               ASSETS
Current assets:
     Cash and cash equivalents ....................   $           87,687    $      90,775
     Accounts receivable, trade ...................               76,396          204,106
     Accounts receivable from affiliates ..........              292,525          115,244
     Inventories ..................................              221,655          316,334
     Prepaid expenses and other current assets ....              331,174           38,872
                                                      ------------------    -------------
          Total current assets ....................            1,009,437          765,331

Property and equipment, net .......................            5,726,267        6,213,441
Notes and other receivables from affiliate ........            1,398,583        1,398,583
Intangible assets, net ............................            3,558,511        4,041,433
Other assets ......................................              243,531          264,382
                                                      ------------------    -------------
                                                      $       11,936,329    $  12,683,170
                                                      ==================    =============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade ......................   $        5,828,919    $   4,969,793
     Accrued liabilities ..........................            3,215,924        2,605,392
     Current portion of long-term debt ............            4,123,878        2,919,648
                                                      ------------------    -------------
          Total current liabilities ...............           13,168,721       10,494,833

Long-term debt, less current portion ..............            5,693,077        7,230,348
Deferred rent .....................................              602,411          602,411

Commitments and contingencies

Stockholders' equity:
     Preferred stock ..............................              329,540          329,540
     Common stock .................................            1,189,155        1,189,155
     Additional paid-in capital ...................           30,114,040       30,114,052
     Accumulated deficit ..........................          (39,160,615)     (37,277,169)
                                                      ------------------    -------------
          Total stockholders' equity ..............           (7,527,880)      (5,644,422)
                                                      ------------------    -------------
                                                      $       11,936,329    $  12,683,170
                                                      ==================    =============

See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION EFFECTIVE JANUARY 12, 1999)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                 13 WEEKS ENDED
                                                       DECEMBER 27, 1998    DECEMBER 28, 1997
                                                       -----------------    -----------------
Revenues ...........................................   $       7,958,807    $       9,450,564
                                                       -----------------    -----------------
Costs and expenses:
     Costs of revenues .............................           2,355,957            2,884,301
     Other restaurant operations ...................           4,990,357            5,709,677
     Selling, marketing and distribution ...........             217,548              230,182
     General and administrative ....................             872,669              482,337
     Depreciation and amortization .................             167,218              459,804
                                                       -----------------    -----------------
          Total costs and expenses .................           8,603,749            9,766,301
                                                       -----------------    -----------------
Income (loss) from operations ......................            (644,942)            (315,737)

Non-operating income (expense):
     Interest income ...............................              30,037               30,037
     Interest expense ..............................            (471,413)            (152,835)
     Other, net ....................................             117,375               10,994
                                                       -----------------    -----------------
          Total non-operating income (expense) .....            (324,001)            (111,804)
                                                       -----------------    -----------------
Income (loss) before income taxes ..................            (968,943)            (427,541)

Income tax provision (benefit) .....................                --                   --
                                                       -----------------    -----------------
Net income (loss) ..................................            (968,943)            (427,541)

Preferred stock dividends ..........................                --                   --
                                                       -----------------    -----------------
Net income (loss) less preferred stock dividends ...   $        (968,943)   $        (427,541)
                                                       =================    =================

Loss per common share - basic and fully diluted ....   $           (0.04)   $          (0.03)
                                                       =================    =================
Weighted average common and common equivalent shares          24,563,564           14,233,560
                                                       =================    =================

See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION EFFECTIVE JANUARY 12, 1999)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                  26 WEEKS ENDED
                                                       DECEMBER 27, 1998    DECEMBER 28, 1997
                                                       -----------------    -----------------
Revenues ...........................................   $      17,079,684    $      20,318,635
                                                       -----------------    -----------------
Costs and expenses:
     Costs of revenues .............................           5,238,799            6,333,833
     Other restaurant operations ...................          10,668,530           12,747,992
     Selling, marketing and distribution ...........             455,140              434,834
     General and administrative ....................           1,519,197            1,079,332
     Depreciation and amortization .................             648,649            1,021,588
                                                       -----------------    -----------------
          Total costs and expenses .................          18,530,315           21,617,579
                                                       -----------------    -----------------
Income (loss) from operations ......................          (1,450,631)          (1,298,944)

Non-operating income (expense):
     Interest income ...............................              60,074               60,112
     Interest expense ..............................            (628,083)            (334,882)
     Other, net ....................................             135,194              629,836
                                                       -----------------    -----------------
          Total non-operating income (expense) .....            (432,815)             355,066
                                                       -----------------    -----------------
Income (loss) before income taxes ..................          (1,883,446)            (943,878)

Income tax provision (benefit) .....................                --                   --
                                                       -----------------    -----------------
Net income (loss) ..................................          (1,883,446)            (943,878)

Preferred stock dividends ..........................                  12                   47
                                                       -----------------    -----------------
Net income (loss) less preferred stock dividends ...   $      (1,883,458)   $        (943,925)
                                                       =================    =================
Loss per common share - basic and fully diluted ....   $           (0.08)   $           (0.07)
                                                       =================    =================
Weighted average common and common equivalent shares          24,554,988           14,248,395
                                                       =================    =================

See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION EFFECTIVE JANUARY 12, 1999)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       26 WEEKS ENDED
                                                            DECEMBER 27, 1998    DECEMBER 28, 1997
                                                            -----------------    -----------------
Operating activities:
     Net income (loss) for the period ...................   $      (1,883,446)   $        (943,878)
     Adjustments to reconcile net income (loss) to
                   net cash used in operating activities:
          Depreciation and amortization .................             648,649            1,021,588
     Changes in assets and liabilities:
          Accounts receivable, trade ....................             127,710              358,834
          Accounts receivable from affiliates ...........            (177,281)              69,439
          Inventories ...................................              94,679              109,057
          Prepaid expenses and other current assets .....            (292,302)            (335,811)
          Accounts payable and accrued liabilities ......           1,469,658             (512,531)
          Other assets ..................................              20,851             (341,962)
                                                            -----------------    -----------------
     Net cash provided by (used in) operating activities                8,518             (575,264)

Investing activities:
     Purchase of property and equipment .................            (294,627)            (365,287)
     Proceeds from sale of assets .......................             116,074              470,663
     Collection of bad debt .............................                --                453,864
     Investment in note receivable ......................                --               (279,148)
     Repayment of notes receivable ......................                --                  5,653
                                                            -----------------    -----------------
     Net cash provided by (used in) investing activities             (178,553)             285,745
                                                            -----------------    -----------------
Financing activities:
     Net proceeds from borrowings .......................             500,000            2,255,047
     Cash dividends on preferred stock ..................                 (12)                 (46)
     Payments on borrowings .............................            (333,041)          (2,166,251)
                                                            -----------------    -----------------
     Net cash provided by (used in) financing activities              166,947               88,750
                                                            -----------------    -----------------
Net decrease in cash and cash equivalents ...............              (3,088)            (200,769)

Cash and cash equivalents, beginning of period ..........              90,775              263,542
                                                            -----------------    -----------------
Cash and cash equivalents, end of period ................   $          87,687    $          62,773
                                                            =================    =================

See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION EFFECTIVE JANUARY 12, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PETITION FOR REORGANIZATION UNDER CHAPTER 11:

   On January 12, 1999, Watermarc Food Management Co. (the "Company") and its subsidiaries, The Original Pasta Co. ("Pasta Co.") and Marco's Mexican Restaurants, Inc. ("Marco's") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division. The Company is currently operating its business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court under Case No. 99-30427-H1-11, Caption In re: Watermarc Food Management Co.

   As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. An unsecured creditors' committee was formed by the U.S. Trustee on January 15, 1999, which has the right to review and object to business transactions outside the ordinary course and participate, as do certain other parties with claims against the Company's bankruptcy estate, in any plan of reorganization. The Company has submitted its plan of reorganization to the Bankruptcy Court.

   As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process.

   As part of its "first day orders," the Bankruptcy Court approved the Company's payment of pre-petition employee wages, salaries, and reimbursable employee expenses, and the continued payment of these items. The Bankruptcy Court also approved the interim use of cash collateral for the purpose of meeting payroll, ongoing operational expenses and other ordinary course of business costs and expenses. In addition, the Bankruptcy Court approved the Company's request to honor outstanding pre-petition gift certificates sold to customers in the ordinary course of business. The Company believes that its ability to honor these gift certificates may help to preserve its customer base and goodwill in a highly competitive market.

   As permitted under the Bankruptcy Code, the Company has elected to reject certain real estate leases. The Company has filed motions to reject eight real property leases in connection with the closing of six of its Marco's restaurants and two of its Pasta Co. restaurants. The Company has not yet completed its review of all of its pre-petition executory contracts and leases for assumption or rejection. The Company will continue to analyze, and may assume or reject, additional leases and other executory contracts. The Company cannot presently determine or reasonably estimate the aggregate liability resulting from rejection of executory contracts and unexpired leases for which claims have been, or may be, filed.

   Although the Company continues to negotiate with the creditors' committee in an attempt to maximize value for all of the Company's creditors and the holders of the Company's capital stock, there can be no assurance that the Company will be successful in its negotiations or that holders of the Company's capital stock will receive or retain any property under a plan of reorganization or otherwise. The Chapter 11 filings, the uncertainty regarding the eventual outcome of the reorganization of the Company and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

   ORGANIZATION

   As of December 27, 1998, the Company, owned and operated 36 restaurants, primarily in the Houston Metropolitan area, under the names "Marco's Mexican Restaurants"; "The Original Pasta Co."; and Billy Blues Barbecue Bar & Grill ("Billy Blues").

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   BASIS OF PRESENTATION

   The accompanying unaudited financial information includes the results of operations of the Company for the thirteen week and twenty-six week periods ended December 27, 1998 and December 28, 1997. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

   The June 28, 1998 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

   The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the Company's Chapter 11 filings, however, such matters are subject to significant uncertainty. Continuing on a going concern basis is dependent upon, among other things, approval of the Company's plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and potential financing sources to meet the Company's obligations. The accompanying consolidated interim financial statements do not reflect (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (b) aggregate pre-petition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the effect of any changes to the Company's capital structure or in the Company's reorganization, or (d) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

   For a further discussion of the Company's liquidity and capital resources, see pages 13 through 14 hereof.

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

3. DEBTOR-IN-POSSESSION FINANCING:

   The Company is exploring opportunities to obtain debtor-in-possession financing during the pendency of the bankruptcy and long-term financing to support the Company's business plan after it emerges from Chapter 11, however, there can be no assurance that the Company will be able to obtain such financing on satisfactory terms, if at all.

4. STORE CLOSINGS:

   In connection with the bankruptcy filing, the Company has closed six Marco's restaurants (two in the second quarter of fiscal 1999) and two Pasta Co. restaurants (one in the second quarter of fiscal 1999 and one in the third quarter of fiscal 1999) which had declining sales and profits.

5. SALE OF CHRIS' & PITT'S FOOD PRODUCTS DIVISION:

   On December 4, 1998 the Company sold its Chris' & Pitt's Food Products Division to an unaffiliated third party for $300,000 and the assumption of $117,000 in liabilities owed by the Company to its 9% Convertible Subordinated Debenture holders.

6. CONTINGENCIES:

   The Company is involved in various lawsuits arising in the ordinary course of its business, but believes that the resolution of these matters will not have a material adverse impact on its financial position, results of operations or cash flows.

   In the fourth quarter of fiscal year ended June 28, 1998, the Company accrued a liability of $150,000 for a claim of monies owed on a guarantee by the Company of an open account of Pete's Hospitality Co., Inc., formerly a subsidiary of the Company, owed to a vendor for sale of goods. Pete's filed for bankruptcy and failed to pay the account. The vendor, Sysco Food Services of Seattle, filed suit on November 21, 1997 against the Company on the guarantee. The suit was filed in the Superior Court of the State of Washington for King County. The suit has been stayed by the Chapter 11 filings.

   In the third quarter of fiscal 1999, suit was filed against the Company for default on a promissory note in the principal amount of $1,000,000 owed to an unaffiliated foreign investor, Fantasia Stiftung. The suit was filed on December 31, 1998 in the 11th Judicial District Court of Harris County, Texas. The suit has been stayed by the Chapter 11 filings.

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

   However, the Board decided to defer the issuance of the warrants to Mr. Bombaywala for an indefinite period of time. Due to the Chapter 11 filings, the Company does not expect to issue such warrants to Mr. Bombaywala.

   In December 1994, in connection with the offering of the Company's $3 million 12% Subordinated Notes, Sanders Morris Mundy, Inc. ("SMM") received approximately $250,000 as a placement fee. Also in connection with the offering, the Company entered into an eighteen month advisory agreement with SMM calling for payments of $10,000 per month and issued warrants to purchase 150,000 shares of common stock at an exercise price of $2.50 per share which currently expire on August 31, 2002. Michael S. Chadwick, a former director of the Company, is Senior Vice President and a Managing Director of Corporate Finance of SMM. Mr. Chadwick was assigned 45,000 of the warrants by SMM. In July 1998, the payment terms of the 12% Subordinated Notes were extended and the exercise price of the warrants was reduced to $.09 per share. In consideration for the extension of the note term, an additional 1,150,000 warrants exercisable at $.25 per share and expiring August 31, 2003 unless the note is paid at its maturity date, were issued to the noteholders. In December 1997, the advisory agreement was extended to July 1998, after which it expired. The amount owing under the advisory agreement $ (75,000), due on December 31, 1999 pursuant to a non-interest bearing note, was not paid prior to the Chapter 11 filing.

   On October 15, 1998 the Company executed a promissory note in the principal amount of $520,000 in favor of the Bombaywala Family Trust (the "Trust"). A loan in that amount was made by the Trust to the Company, the proceeds of which were used to pay operating expenses and other obligations of the Company. The loan is unsecured and bears interest at the rate of 10% per annum.

8. SUBSEQUENT EVENTS:

   On January 12, 1999, the Company and its subsidiaries, The Original Pasta Co. and Marco's Mexican Restaurants, Inc., filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division. The Company is currently operating its business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court. (See Note 1).

   On December 18, 1998 Philip M. Mount resigned as a director of the Company. On January 21, 1999 Michael S. Chadwick resigned as a director of the Company.

                       (This space intentionally left blank.)

9. DETERMINATION OF EARNINGS PER INCREMENTAL SHARE:

   The following tables present the reconciliation of the numerators and denominators in calculating diluted earnings per share ("EPS") from continuing operations in accordance with Statement of Financial Accounting Standards No. 128.

                                                     INCREASE IN    EARNINGS PER
   QUARTER ENDED 12/27/98             INCREASE IN     NUMBER OF      INCREMENTAL
                                        INCOME         SHARES           SHARE
                                      -----------    -----------    ------------
   Options .......................           --        1,475,910    $       0.00


                    Computation of Diluted Earnings per Share

                          INCOME AVAILABLE
                          FROM CONTINUING       COMMON        PER
                             OPERATIONS         SHARES       SHARE
                          ----------------    -----------   ------
                          $     (1,883,446)    24,554,988   $(0.08)
Common Stock Options ..               --        1,475,910     --
                          ----------------    -----------   ------
                          $     (1,883,446)    26,030,898   $(0.07) Antidilutive


                                                       INCREASE IN  EARNINGS PER
   QUARTER ENDED 12/28/97               INCREASE IN      NUMBER OF  INCREMENTAL
                                          INCOME         SHARES        SHARE
                                        ------------   -----------  ------------
Options .............................           --       3,880,108         --
Dividends on convertible
     preferred stock ................   $     74,147       411,925         --
Interest on 9% convertible
     subordinated debenture .........   $      2,633        43,400         --
                                        ------------   -----------  ------------
                                        $     76,780     4,335,433  $       0.02
                                        ============   ===========  ============

                    Computation of Diluted Earnings per Share

                                    INCOME AVAILABLE
                                    FROM CONTINUING         COMMON          PER
                                       OPERATIONS           SHARES         SHARE
                                    ----------------    --------------    -------
                                    $       (943,925)       14,248,395    $ (0.07)
   Common Stock Options .........               --           3,880,108       --
                                    ----------------    --------------    -------
                                    $       (943,925)       18,128,503    $ (0.05) Antidilutive
   Dividend on convertible
        preferred stock .........             74,147           411,925       --

   Interest on 9% convertible
        subordinated debenture ..              2,633            43,400       --
                                    ----------------    --------------    -------
                                    $       (867,115)       18,583,828    $ (0.05) Antidilutive
                                    ================    ==============    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

   The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to the second quarter of fiscal years 1999 and 1998 are to the thirteen week periods ended December 27, 1998 and December 28, 1997, respectively.


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 28, 1997 COMPARED TO THE
   THIRTEEN WEEKS ENDED DECEMBER 27, 1998.

   REVENUES. Revenues decreased $1,491,757 or 15.8% to $7,958,807 for the second quarter of fiscal 1999 as compared to $9,450,564 for the second quarter of fiscal 1998.

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

   COSTS AND EXPENSES. Total cost of revenues decreased to 29.6% of revenues in 1999 as compared to 30.5% of revenues in 1998. The decline is due to operational efficiencies and cost controls on food and labor introduced by management.

   Other operations include all other operating expenses, comprised principally of labor and benefits, operating supplies, rent, utilities, repairs and maintenance and other costs. As a percentage of revenues, these costs increased from 60.4% of revenues in fiscal 1998 to 62.7% of revenues in fiscal 1999 primarily due to the increase in minimum wage.

   Selling, marketing and distribution expenses increased by $12,634.

   General and administrative expenses increased by $390,332 primarily due to increased legal cost.

   Depreciation and amortization decreased by $292,586 primarily due to closing of non-performing restaurants, the write down of The Original Pasta Co. goodwill and the sale of the Chris' & Pitt's Food Products Division.

   NON-OPERATING INCOME (EXPENSE).  Interest expense increased by $318,578.

   NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company showed net loss of $968,943 for the second quarter of fiscal 1999 compared to net loss of $427,541 for the second quarter of fiscal 1998. The fiscal 1999 loss is generally due to decline in comparable revenues. If such trends continue, the Company will incur substantial losses in the future which would have a material impact upon its cash flow.


TWENTY-SIX WEEKS ENDED DECEMBER 28, 1997 COMPARED TO THE
   TWENTY-SIX WEEKS ENDED DECEMBER 27, 1998.

   REVENUES. Revenues decreased $3,238,951 or 15.9% to $17,079,684 for the first half of fiscal 1999 as compared to $20,318,635 for the first half of fiscal 1998.

   COSTS AND EXPENSES. Total cost of revenues decreased to 30.7% of revenues in 1999 as compared to 31.2% of revenues in 1998. The decline is due to operational efficiencies and cost controls on food and labor introduced by management.

   Other operations include all other operating expenses, comprised principally of labor and benefits, operating supplies, rent, utilities, repairs and maintenance and other costs. As a percentage of revenues, these costs decreased from 62.7% of revenues in fiscal 1998 to 62.5% of revenues in fiscal 1999 primarily due to continued cost reduction strategies.

   Selling, marketing and distribution expenses increased by $20,306.

   General and administrative expenses increased by $439,865 due to increased legal cost.

   Depreciation and amortization decreased by $372,939 primarily due to closing of non-performing restaurants.

   NON-OPERATING INCOME (EXPENSE).  Interest expense increased by $293,201.

   NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company showed net loss of $1,883,446 for the first half of fiscal 1999 compared to net loss of $943,878 for the first half of fiscal 1998. The fiscal 1999 loss is generally due to decline in comparable revenues. If such trends continue, the Company will incur substantial losses in the future which would have a material impact upon its cash flow.


LIQUIDITY AND CAPITAL RESOURCES

   OPERATING ACTIVITIES. The Company continues to experience losses from operations and, as of December 27, 1998, has an accumulated deficit of $39,160,615.

   During the twenty-six weeks ended December 27, 1998, net cash flow provided by operating activities equaled $8,518 which resulted from increases in accrued liabilities and accounts payable. Investing activities used $178,553 in cash for purchases of fixed assets. Financing activities provided $166,947 in cash for payments on borrowings.

   During the twenty-six weeks ended December 28, 1997, net cash flow used in operating activities equaled $575,264 which resulted from decreases in accrued liabilities and accounts payable. Investing activities provided $285,745 in cash due to the sale of fixed assets and collection of bad debt. Financing activities provided $88,750 in cash from borrowings.

   As of December 27, 1998, the Company had negative working capital of $12.2 million, as compared to negative working capital of approximately $9.7 million at June 28, 1998. The increase is due primarily to an increase in accounts payable and accrued expenses.

   EXPECTED SOURCES AND USES OF CASH.

   The Company's liquidity position for the remainder of fiscal 1999 will be impacted primarily by the success of initiatives undertaken to improve store level cash flows. The Company believes that sales have been negatively impacted as a result of the publicity concerning the bankruptcy filings. The Company's uses of capital for the remainder of fiscal 1999 include working capital for store operations and costs associated with the reorganization. In addition to cash flow generated by store operations, the Company is seeking debtor-in-possession financing to fund its cash requirements. In addition, the Company is exploring opportunities to obtain long-term financing to support its business plan after it emerges from Chapter 11. However, there can be no assurance that the Company will be able to obtain either debtor-in-possession financing or long-term financing on satisfactory terms, if at all.

   As a debtor-in-possession under Chapter 11, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. With the approval of the

   Bankruptcy Court, certain of these obligations may be paid prior to approval of the plan of reorganization. To date, the Company has received approval to pay pre-petition wages, salaries and reimbursable expenses to employees who have agreed to remain employees of the Company throughout the pendency of the bankruptcy.

   As permitted under the Bankruptcy Code, the Company has elected to reject certain real estate leases. The Company has not completed its review of all of its pre-petition executory contracts and leases for assumption or rejection. The ultimate amount of, and settlement terms for, such liabilities are subject to an approved plan of reorganization and, accordingly, the timing and form of settlement are not presently determinable. While under bankruptcy protection, the Company does not expect to pay the principal or interest obligations of its subordinated debt.

   As part of the reorganization, the Company expects to reduce its current debt by exchanging its outstanding subordinated debt for equity. The ultimate amount of, and settlement terms for, such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable.

   MARKETING OF THE COMPANY'S RESTAURANTS.

   The Company has requested permission from the Bankruptcy Court to establish procedures for marketing and possibly selling some or all of its restaurants in an effort to determine whether sufficient interest exists in the marketplace for the sale of the restaurants. This effort is supported by the creditors' committee.

YEAR 2000 ISSUES

   The Year 2000 issue is the result of computer programs written to identify the applicable year with two digits rather than four. As written, these programs may identify the year "00" as 1900 rather than 2000, which could result in system miscalculations or failures leading to potentially substantial business disruption.

   The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or systems failures. The Company utilizes a number of computer programs in its operations. The Company has retained a consultant to assess the potential impact of the year 2000 on its own operations. In addition, the Company is also evaluating the year 2000 readiness of those third parties, including vendors and suppliers, with whom the Company does business, and the potential impact on the Company if these third parties are unable to address this issue in a timely manner. The Company has not completed its assessment, but currently believes that the costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. There can be no assurance that all of the Company's information technology systems and material third party vendors will be year 2000 compliant, or that the Company will successfully develop and implement satisfactory contingency plans on a timely basis. The occurrence of any such event could have a material adverse effect on the financial condition or results of operations of the Company. The Company is evaluating its estimated costs for the year 2000 conversion.

FORWARD-LOOKING INFORMATION.

   Information contained in this report on Form 10-Q which are not historical facts, contains forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "probably" and similar expressions, as they relate to the Company, its operations and management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, and are subject to certain risks, uncertainties, and assumptions relating to the operations and results of operations of the Company.

   On January 12, 1999, the Company and its subsidiaries, The Original Pasta Co. and Marco's Mexican Restaurants, Inc., filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code and are operating as debtors-in-possession. All forward-looking statements relating to the Company's efforts to negotiate the exchange of outstanding debt for equity, reduce debt levels, market its restaurants, and other aspects of any plan of reorganization submitted in connection with its Chapter 11 proceedings are dependent upon, among other things, further improvements in Marco's and Pasta Co. store-level operating performance and Bankruptcy Court approval of the Company's plan of reorganization.

   In general, the results, performance or achievements of the Company and its stores are dependent upon a number of factors including, without limitation, the following: store performance (including sales and profit margins); competition; shift in consumer demand; success of operating initiatives; operating costs; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings (e.g., menu items and pricing structures); changes in business strategy; availability and cost of capital; food, labor and employee benefit costs; changes in government regulations; general economic conditions; and other factors referenced in this Form 10-Q and from time to time, in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. These cautionary statements by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended, or the like.

   The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART  II - OTHER INFORMATION

   ITEM 1.  Legal Proceedings.

   The information set forth under Notes 1 and 6 of the Company's Notes to Consolidated Financial Statements contained in Part I of this Form 10-Q is incorporated herein by reference thereto.

   ITEM 2.  Changes in Securities.

   On December 19, 1998 the shareholders of the Company approved a reverse stock split of the Company's outstanding Common Stock on a one for ten basis and the reduction of the par value from $.05 to $.01 per share. However, the Board of Directors reserved the right, in its sole discretion, to delay or waive entirely the implementation and effectiveness of the reverse stock split. The Board has decided to defer implementation of the reverse stock split for an indefinite period of time. While under bankruptcy protection the Company does not expect to implement the reverse stock split.

   Due to the financial condition of the Company, the Board of Directors did not declare a dividend on its 9% Cumulative Preferred Stock for the semi-annual period ended December 31, 1998. The amount of the arrearage is $148,293. While under bankruptcy protection, the Company does not expect to pay dividends on its preferred stock. Although the Company is exploring opportunities to preserve some value for existing shareholders, there can be no assurance that the existing holders of the Company's Common Stock or Preferred Stock will receive or retain any property under a plan of reorganization or otherwise.

   ITEM 3.  Defaults Upon Senior Securities.

   The information set forth under Item 2 in this Part II of this Form 10-Q with respect to the Company's Preferred Stock dividends is incorporated herein by reference thereto.

   ITEM 4.  Submission of Matters to a Vote of Security Holders.

   On December 18, 1998 the Annual Meeting of the shareholders of the Company was held. The matters which were voted upon at the meeting were as follows:

   PROPOSAL NO. 1: To amend the Company's Restated Articles of Incorporation to
   (a) effect a reverse stock split on a one for ten basis of the outstanding Common Stock of the Company and (b) to reduce the par value of the Company's Common Stock from $.05 to $.01 per share.

                                 NUMBER OF VOTES
                  FOR         AGAINST     ABSTAIN     BROKER NON-VOTE
               ----------   ----------   ----------   ---------------
               22,432,577      419,281       61,059         -0-


   PROPOSAL NO. 2:  Election of Directors.

                                      NUMBER OF VOTES
                       FOR         AGAINST      ABSTAIN    BROKER NON-VOTE
                    ----------   ----------   ----------   ---------------
Ghulam Bombaywala   22,705,676        8,725      198,516         -0-
Sarosh Collector    22,706,151        8,250      198,516         -0-
Philip Mount        22,706,151        8,250      198,516         -0-
Michael Chadwick    22,706,151        8,250      198,516         -0-
Darrin Straughan    22,706,151        8,250      198,516         -0-

   PROPOSAL NO. 3: Approval of the selection by the Board of Directors of the Company of Mann Frankfort Stein & Lipp, P.C. as independent public accountants for the current fiscal year.

                                 NUMBER OF VOTES
                  FOR        AGAINST       ABSTAIN    BROKER NON-VOTE
               ----------   ----------   ----------   ---------------
               22,842,468       46,404       24,045         -0-

   ITEM 6.  Exhibits and Reports on Form 8-K.

   (a)Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

   (b)REPORTS ON FORM 8-K. The Company filed a report on Form 8-K on January 15, 1999, reporting under Item 3 "Bankruptcy or Receivership", that on January 12, 1999 the Company and its subsidiaries, The Original Pasta Co. and Marco's Mexican Restaurants, Inc. had filed for protection under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division.

  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  WATERMARC FOOD MANAGEMENT CO.


  Date: 2/16/99                 By:/s/ GHULAM BOMBAYWALA
                                   Ghulam Bombaywala, Chairman of the Board,
                                   Chief Executive Officer and Director  (Duly
                                   Authorized Signatory and Principal Executive
                                   Officer and acting as Principal Financial and Accounting Officer) (1)

   (1) The principal financial and accounting officer resigned in July 1997 and has not been replaced as of the date of this filing. Mr. Bombaywala is signing as these capacities.

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                     DESCRIPTION OF EXHIBIT
      ------                     ----------------------
       10.50 Assets Sale and Purchase Agreement dated December 4, 1998 between the Company and Lone Star Laser Technologies for the sale of the Company's Chris' & Pitt's Food Products Division

       10.51 $520,000 promissory note from the Company to The Bombaywala Family Trust dated October 15, 1998

       27.1         Financial Data Schedule

       99.5         Form 8-K dated January 12, 1999 and filed January 15, 1999