Form 10-Q
period 1999-03-31
WATERMARC FOOD MANAGEMENT CO
filed 1999-05-17
CIK 884131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended     MARCH 28, 1999
                               -------------------------------

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from___________________________to_____________________

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

As of March 28, 1999, the registrant had 24,563,564 shares of its common stock and 329,540 shares of its preferred stock outstanding, respectively.

                          WATERMARC FOOD MANAGEMENT CO.

                                      INDEX



PART I.           FINANCIAL INFORMATION                           PAGE NO.

      ITEM 1.           FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets -
                  March 28, 1999 and June 28, 1998                      2

                  Condensed Consolidated Statements of Operations -     3
                  Thirteen Weeks Ended
                  March 28, 1999 and March 29, 1998

                  Condensed Consolidated Statements of Operations -     4
                  Thirty Nine Weeks Ended
                  March 28, 1999 and March 29, 1998

                  Condensed Consolidated Statements of Cash Flows -     5
                  Thirty Nine Weeks Ended
                  March 28, 1999 and March 29, 1998

                  Notes to Condensed Consolidated Financial Statements  6

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS                 12
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS


PART II.    OTHER INFORMATION                                          16

      ITEM 1.     Legal Proceedings

      ITEM 2.     Changes in Securities

      ITEM 3.     Defaults Upon Senior Securities

      ITEM 6.     Exhibits and Reports on Form 8-K

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION EFFECTIVE JANUARY 12, 1999)
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     March 28, 1999   June 28, 1998
                                                     --------------   -------------
               ASSETS

Current assets:
     Cash and cash equivalents ....................   $    660,500    $     90,775
     Accounts receivable, trade ...................            195         204,106
     Accounts receivable from affiliates ..........        364,203         115,244
     Inventories ..................................        180,747         316,334
     Prepaid expenses and other current assets ....        271,307          38,872
                                                      ------------    ------------

          Total current assets ....................      1,476,952         765,331

Property and equipment, net .......................      5,550,848       6,213,441
Notes and other receivables from affiliate ........      1,398,583       1,398,583
Intangible assets, net ............................      3,431,407       4,041,433
Other assets ......................................        235,685         264,382
                                                      ------------    ------------

                                                      $ 12,093,475    $ 12,683,170
                                                      ============    ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities Not Subject to Compromise
Current liabilities:
     Accounts payable, trade ......................   $    849,048    $  4,969,793
     Accrued liabilities ..........................        427,349       2,605,392
     Current portion of long-term debt ............                      2,919,648
                                                      ------------    ------------
          Total current liabilities ...............      1,276,397      10,494,833

Long-term debt, less current portion ..............           --         7,230,348

Deferred rent .....................................           --           602,411

Liabilities Subject to Compromise
     Secured Notes ................................      9,288,718
     Priority Claims ..............................      2,350,721
     Unsecured Liabilities ........................      8,111,412

Stockholders' equity:
     Preferred stock ..............................        329,540         329,540
     Common stock .................................      1,189,155       1,189,155
     Additional paid-in capital ...................     30,114,040      30,114,052
     Accumulated deficit ..........................    (40,566,508)    (37,277,169)
                                                      ------------    ------------

          Total stockholders' equity ..............     (8,933,773)     (5,644,422)
                                                      ------------    ------------

                                                      $ 12,093,475    $ 12,683,170
                                                      ============    ============


See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION EFFECTIVE JANUARY 12, 1999)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                          13 Weeks Ended

                                                  March 28, 1999  March 29, 1998
                                                  --------------  -------------

Revenues .......................................   $  7,339,679    $ 10,138,939
                                                   ------------    ------------

Costs and expenses:
     Costs of revenues .........................      2,063,603       3,113,061
     Other restaurant operations ...............      5,327,833       5,886,128
     Selling, marketing and distribution .......        130,738         224,684
     General and administrative ................        826,017         514,688
     Depreciation and amortization .............        424,596         496,686
                                                   ------------    ------------

          Total costs and expenses .............      8,772,787      10,235,247
                                                   ------------    ------------

Income (loss) from operations ..................     (1,433,108)        (96,308)

Non-operating income (expense):
     Interest income ...........................         30,037          30,037
     Interest expense ..........................           --          (296,971)
     Other, net ................................         (2,822)         15,730
                                                   ------------    ------------

          Total non-operating income (expense) .         27,215        (251,204)
                                                   ------------    ------------

Income (loss) before income taxes ..............     (1,405,893)       (347,512)

Income tax provision (benefit) .................           --              --
                                                   ------------    ------------

Net income (loss) ..............................     (1,405,893)       (347,512)

Preferred stock dividends ......................           --                36
                                                   ------------    ------------

Net income (loss) less preferred stock dividends   ($ 1,405,893)   ($   347,548)
                                                   ============    ============



Loss per common share - basic and fully diluted    ($      0.06)   ($      0.02)
                                                   ============    ============


Weighted average common and common equivalent
     shares ....................................     24,563,564      16,449,301
                                                   ============    ============



See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION EFFECTIVE JANUARY 12, 1999)
            CONDENSED CONSOLIDATED STATEMENTS OPERATIONS (UNAUDITED)


                                                         39 Weeks Ended

                                                  March 28, 1999  March 29, 1998
                                                  --------------  --------------

Revenues .......................................   $ 24,419,362    $ 30,457,572
                                                   ------------    ------------

Costs and expenses:
     Costs of revenues .........................      7,302,401       9,446,898
     Other restaurant operations ...............     15,536,336      18,324,490
     Selling, marketing and distribution .......      1,001,847         664,127
     General and administrative ................      2,396,943       1,896,077
     Depreciation and amortization .............      1,073,245       1,518,271
                                                   ------------    ------------

          Total costs and expenses .............     27,310,772      31,849,863
                                                   ------------    ------------

Income (loss) from operations ..................     (2,891,410)     (1,392,291)

Non-operating income (expense):
     Interest income ...........................         90,112          90,149
     Interest expense ..........................       (620,414)       (631,853)
     Other, net ................................        132,373         642,605
                                                   ------------    ------------

          Total non-operating income (expense) .       (397,929)        100,901
                                                   ------------    ------------

Income (loss) before income taxes ..............     (3,289,339)     (1,291,390)

Income tax provision (benefit) .................           --              --
                                                   ------------    ------------

Net income (loss) ..............................     (3,289,339)     (1,291,390)

Preferred stock dividends ......................             12              83
                                                   ------------    ------------

Net income (loss) less preferred stock dividends   ($ 3,289,351)   ($ 1,291,473)
                                                   ============    ============



Loss per common share - basic and fully diluted    ($      0.13)   ($      0.09)
                                                   ============    ============


Weighted average common and common equivalent
     shares ....................................     24,560,705      14,982,030
                                                   ============    ============



See notes to condensed consolidated financial statements (unaudited).

                 WATERMARC FOOD MANAGEMENT CO. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION EFFECTIVE JANUARY 12, 1999)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  39 Weeks Ended

                                                          March 28, 1999   March 29, 1998
                                                          --------------   --------------
Operating activities:
     Net income (loss) for the period ...................   ($3,289,339)   ($1,291,426)
     Adjustments to reconcile net income (loss) to
                   net cash used in operating activities:
          Depreciation and amortization .................     1,073,245      1,518,271
     Changes in assets and liabilities:
          Accounts receivable, trade ....................       203,911        291,243
          Accounts receivable from affiliates ...........      (248,959)        32,177
          Inventories ...................................       135,587        113,222
          Prepaid expenses and other current assets .....      (232,435)      (814,031)
          Accounts payable and accrued liabilities ......     3,018,892       (134,654)
          Other assets ..................................        28,697       (449,968)
                                                            -----------    -----------

     Net cash provided by (used in) operating activities        689,599       (735,166)

Investing activities:
     Purchase of property and equipment .................      (402,895)      (473,555)
     Proceeds from sale of assets .......................       116,074        470,663
     Collection of bad debt .............................          --          453,864
     Investment in note receivable ......................          --         (279,148)
     Repayment of notes receivable ......................          --            5,653
                                                            -----------    -----------

     Net cash provided by (used in) investing activities       (286,821)       177,477
                                                            -----------    -----------

Financing activities:
     Net proceeds from borrowings .......................       500,000      4,281,099
     Cash dividends on preferred stock ..................           (12)           (82)
     Payments on borrowings .............................      (333,041)    (3,789,240)
                                                            -----------    -----------

     Net cash provided by (used in) financing activities        166,947        491,777
                                                            -----------    -----------

Net decrease in cash and cash equivalents ...............       569,725        (65,912)

Cash and cash equivalents, beginning of period ..........        90,775        263,542
                                                            -----------    -----------

Cash and cash equivalents, end of period ................   $   660,500    $   197,630
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

   As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. An unsecured creditors' committee was formed by the U.S. Trustee on January 15, 1999, which has the right to review and object to business transactions outside the ordinary course and participate, as do certain other parties with claims against the Company's bankruptcy estate, in any plan of reorganization. The Company filed its First Amended Plan of Reorganization and First Amended Disclosure Statement with the Bankruptcy Court on May 10, 1999. The First Amended Plan of Reorganization has not yet been confirmed.

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

   As permitted under the Bankruptcy Code, the Company has elected to reject certain real estate leases. The Company has filed motions to reject ten real property leases in connection with the closing of seven of its Marco's restaurants and three of its Pasta Co. restaurants. The Company has not yet completed its review of all of its pre-petition executory contracts and leases for assumption or rejection. The Company will continue to analyze, and may assume or reject, additional leases and other executory contracts. The Company cannot presently determine or reasonably estimate the aggregate liability resulting from rejection of executory contracts and unexpired leases for which claims have been, or may be, filed.

   On May 8, 1999 the unsecured creditors' committee filed a motion seeking the appointment of a trustee in the bankruptcy case. The Company has filed its response to the motion. The bankruptcy court has not yet heard the motion.

   Although the Company continues to negotiate with the creditors' committee in an attempt to maximize value for all of the Company's creditors, there can be no assurance that the Company will be successful in its negotiations. The Chapter 11 filings, the uncertainty regarding the eventual outcome of the reorganization of the Company and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

   ORGANIZATION

   As of March 28, 1999, the Company, owned and operated 34 restaurants, primarily in the Houston Metropolitan area, under the names "Marco's Mexican Restaurants"; "The Original Pasta Co."; and Billy Blues Barbecue Bar & Grill ("Billy Blues").

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   BASIS OF PRESENTATION

   The accompanying unaudited financial information includes the results of operations of the Company for the thirteen week and thirty-nine week periods ended March 28, 1999 and March 29, 1998. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

   The condensed consolidated balance sheet data was derived from the June 28, 1998 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

   The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the Company's Chapter 11 filings, however, such matters are subject to significant uncertainty. Continuing on a going concern basis is dependent upon, among other things, approval of the Company's First Amended Plan of Reorganization, the success of future business operations, and the generation of sufficient cash from operations and potential financing sources to meet the Company's obligations. The accompanying consolidated interim financial statements do not reflect (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities,
   (b) the effect of any changes to the Company's capital structure or in the Company's reorganization, or (c) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

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


3. STORE CLOSINGS:

   In connection with the bankruptcy filing, the Company has closed six Marco's restaurants (two in the second quarter of fiscal 1999) and two Pasta Co. restaurants (one in the second quarter of fiscal 1999 and one in the third quarter of fiscal 1999) which had declining sales and profits. The Company plans to close one additional Marco's restaurant and one additional Pasta Co. restaurant.


4. CONTINGENCIES:

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

   Except as stated above, in management's opinion, the Company is not a party to any litigation other than ordinary routine matters which are incidental to the Company's business, including personal injury claims and disputes with vendors and suppliers. The Company believes that no current legal proceedings, either individually or in aggregate, will have a material adverse effect upon the Company or its business.


5. RELATED PARTY TRANSACTIONS:

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

   In December 1994, in connection with the offering of the Company's $3 million 12% Subordinated Notes, Sanders Morris Mundy, Inc. ("SMM") received approximately $250,000 as a placement fee. Also in connection with the offering, the Company entered into an eighteen month advisory agreement with SMM calling for payments of $10,000 per month and issued warrants to purchase 150,000 shares of common stock at an exercise price of $2.50 per share which currently expire on August 31, 2002. Michael S. Chadwick, a former director of the Company, is Senior Vice President and a Managing Director of Corporate Finance of SMM. Mr. Chadwick was assigned 45,000 of the warrants by SMM. In July 1998, the payment terms of the 12% Subordinated Notes were extended and the exercise price of the warrants was reduced to $.09 per share. In consideration for the extension of the note term, an additional 1,150,000 warrants exercisable at $.25 per share and expiring August 31, 2003 unless the note is paid at its maturity date, were issued to the noteholders. In December 1997, the advisory agreement was extended to July 1998, after which it expired. The amount owing under the advisory agreement ($75,000), due on December 31, 1999 pursuant to a non-interest bearing note, was not paid prior to the Chapter 11 filing.

   On October 15, 1998 the Company executed a promissory note in the principal amount of $520,000 in favor of the Bombaywala Family Trust (the "Trust"). A loan in that amount was made by the Trust to the Company, the proceeds of which were used to pay operating expenses and other obligations of the Company. The loan is unsecured and bears interest at the rate of 10% per annum. The amount owing under the note was not paid prior to the Chapter 11 filing.


6. SUBSEQUENT EVENTS:

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





                       (This space intentionally left blank.)

7. DETERMINATION OF EARNINGS PER INCREMENTAL SHARE:

   The following tables present the reconciliation of the numerators and denominators in calculating diluted earnings per share ("EPS") from continuing operations in accordance with Statement of Financial Accounting Standards No. 128.

                                          INCREASE IN   EARNINGS PER
39 Weeks Ended 3/28/99     INCREASE IN     NUMBER OF     INCREMENTAL
                              INCOME         SHARES         SHARE
                           -------------------------------------------
Options                           -          1,475,910      $0.00


                           Computation of Diluted Earnings per Share

                           INCOME AVAILABLE
                           FROM CONTINUING    COMMON           PER
                              OPERATIONS      SHARES          SHARE
                           -------------------------------------------
                            ($3,289,339)    24,560,705      ($0.13)
Common Stock Options                         1,475,910
                           -------------------------------------------
                            ($3,289,339)    26,036,615      ($0.13) Antidilutive


                                           INCREASE IN   EARNINGS PER
39 Weeks Ended 3/29/98     INCREASE IN      NUMBER OF     INCREMENTAL
                              INCOME         SHARES         SHARE
                           -------------------------------------------
Options                           -          3,591,058
Dividends on convertible
     preferred stock         $    83         411,925
Interest on 9% convertible
     subordinated debenture  $14,649            43,400
                           -------------------------------------------
                             $14,732         4,046,383       $0.00
                           ===========================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INTRODUCTION

   The Company utilizes a 52-53 week fiscal year which ends on the Sunday closest to June 30. References to the third quarter of fiscal years 1999 and 1998 are to the thirteen week periods ended March 28, 1999 and March 29, 1998, respectively.


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 29, 1998 COMPARED TO THE
   THIRTEEN WEEKS ENDED MARCH 28, 1999.

   REVENUES. Revenues decreased $2,799,260 or 27.6% to $7,339,679 for the third quarter of fiscal 1999 as compared to $10,138,939 for the third quarter of fiscal 1998.

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

   COSTS AND EXPENSES. Total cost of revenues decreased to 28.1% of revenues in 1999 as compared to 30.7% of revenues in 1998. The decline is due to operational efficiencies and cost controls on food and labor introduced by management.

   Other operations include all other operating expenses, comprised principally of labor and benefits, operating supplies, rent, utilities, repairs and maintenance and other costs. As a percentage of revenues, these costs increased from 58.1% of revenues in fiscal 1998 to 72.6% of revenues in fiscal 1999 primarily due to the increase in minimum wage and continued expenses accruing on closed restaurants.

   Selling, marketing and distribution expenses decreased by $93,946.

   General and administrative expenses increased by $311,329.

   Depreciation and amortization decreased by $72,090 primarily due to closing of non-performing restaurants, the write down of The Original Pasta Co. goodwill and the sale of the Chris' & Pitt's Food Products Division.

   NON-OPERATING INCOME (EXPENSE). Interest expense decreased by $296,971 due to the filing for reorganization under Chapter 11 of the United States Bankruptcy Code.

   NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company showed net loss of $1,405,893 for the third quarter of fiscal 1999 compared to net loss of $347,512 for the third quarter of fiscal 1998. The fiscal 1999 loss is generally due to decline in comparable revenues. If such trends continue, the Company will incur substantial losses in the future which would have a material impact upon its cash flow.


THIRTY-NINE WEEKS ENDED MARCH 29, 1998 COMPARED TO THE
   THIRTY-NINE WEEKS ENDED MARCH 28, 1999.

   REVENUES. Revenues decreased $6,038,210 or 19.8% to $24,419,362 for the first three quarters of fiscal 1999 as compared to $30,457,572 for the first half of fiscal 1998.

   COSTS AND EXPENSES. Total cost of revenues decreased to 29.9% of revenues in 1999 as compared to 31% of revenues in 1998. The decline is due to operational efficiencies and cost controls on food and labor introduced by management.

   Other operations include all other operating expenses, comprised principally of labor and benefits, operating supplies, rent, utilities, repairs and maintenance and other costs. As a percentage of revenues, these costs increased from 60.2% of revenues in fiscal 1998 to 63.6% of revenues in fiscal 1999 primarily due to continued cost of closed restaurants.

   Selling, marketing and distribution expenses increased by $337,720.

   General and administrative expenses increased by $500,866 due to increased legal costs.

   Depreciation and amortization decreased by $445,026 primarily due to closing of non-performing restaurants.

   NON-OPERATING INCOME (EXPENSE).  Interest expense decreased by $11,439.

   NET INCOME (LOSS). As a result of the changes in the relationship between revenues and costs and expenses discussed above, the Company showed net loss of $3,289,339 for the first three quarters of fiscal 1999 compared to net loss of $1,291,390 for the first three quarters of fiscal 1998. The fiscal 1999 loss is generally due to decline in comparable revenues. If such trends continue, the Company will incur substantial losses in the future which would have a material impact upon its cash flow.


LIQUIDITY AND CAPITAL RESOURCES

   OPERATING ACTIVITIES. The Company continues to experience losses from operations and, as of March 28, 1999, has an accumulated deficit of $40,566,508.

   During the thirty-nine weeks ended March 28, 1999, net cash flow provided by operating activities equaled $689,599 which resulted from increases in accrued liabilities and accounts payable. Investing activities used $286,821 in cash for purchases of fixed assets. Financing activities provided $166,947 in cash for payments on borrowings.

   During the thirty-nine weeks ended March 28, 1999, net cash flow used in operating activities equaled $735,166 which resulted from decreases in accrued liabilities and accounts payable. Investing activities provided $177,477 in cash due to the sale of fixed assets and collection of bad debt. Financing activities provided $491,777 in cash from borrowings.

   As of March 28, 1999, the Company had negative working capital of $200,555, as compared to negative working capital of approximately $9.7 million at June 28, 1998. The decrease is due primarily to the reclassification of pre-petition debt due to the Company's Chapter 11 filing.

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

   As a debtor-in-possession under Chapter 11, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. With the approval of the Bankruptcy Court, certain of these obligations may be paid prior to approval of the First Amended Plan of Reorganization. To date, the Company has received approval to pay pre-petition wages, salaries and reimbursable expenses to employees who have agreed to remain employees of the Company throughout the pendency of the bankruptcy.

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

   The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or systems failures. The Company utilizes a number of computer programs in its operations. The Company has retained a consultant to assess the potential impact of the year 2000 on its own operations. In addition, the Company is also evaluating the year 2000 readiness of those third parties, including vendors and suppliers, with whom the Company does business, and the potential impact on the Company if these third parties are unable to address this issue in a timely manner. The Company has not completed its assessment, but currently believes that the costs of addressing this issue will not have a material adverse impact on the Company's financial position. The Company anticipates completing its assessment by August 1, 1999 and any necessary remediation by December 1, 1999. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. There can be no assurance that all of the Company's information technology systems and material third party vendors will be year 2000 compliant, or that the Company will successfully develop and implement satisfactory contingency plans on a timely basis. The occurrence of any such event could have a material adverse effect on the financial condition or results of operations of the Company. The Company is evaluating its estimated costs for the year 2000 conversion.


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

   On January 12, 1999, the Company and its subsidiaries, The Original Pasta Co. and Marco's Mexican Restaurants, Inc., filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code and are operating as debtors-in-possession. All forward-looking statements relating to the Company's plan of reorganization submitted in connection with its Chapter 11 proceedings are dependent upon, among other things, further improvements in Marco's and Pasta Co. store-level operating performance and Bankruptcy Court approval of the Company's First Amended Plan of Reorganization.

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








                      (This space intentionally left blank.)

PART  II - OTHER INFORMATION

   ITEM 1.      Legal Proceedings.

   The information set forth under Notes 1 and 4 of the Company's Notes to Consolidated Financial Statements contained in Part I of this Form 10-Q is incorporated herein by reference thereto.

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

   Due to the financial condition of the Company, the Board of Directors did not declare a dividend on its 9% Cumulative Preferred Stock for the semi-annual period ended December 31, 1998. The amount of the arrearage is $148,293. While under bankruptcy protection, the Company does not expect to pay dividends on its preferred stock. The Company's First Amended Plan of Reorganization seeks authorization from the bankruptcy court to cancel the Company's Common and Preferred Stock. If approved, the holders of the Company's Common Stock and Preferred Stock will not receive or retain any property under the First Amended Plan of Reorganization.

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


  WATERMARC FOOD MANAGEMENT CO.


  Date:     5/17/99                 By: /s/ GHULAM BOMBAYWALA
                              Ghulam Bombaywala, Chairman of the Board,
                              Chief Executive Officer and Director  (Duly
                              Authorized Signatory and Principal Executive
                              Officer and acting as Principal Financial and Accounting Officer) (1)


  (1) The principal financial and accounting officer resigned in July 1997 and has not been replaced as of the date of this filing. Mr. Bombaywala is signing as these capacities.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
------                       ----------------------
 27.0                     -- Financial Data Schedule